Form 10QSB
period 2002-03-31
TERRA NOSTRA RESOURCES LTD
filed 2002-05-14
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17232

TERRA NOSTRA RESOURCES LTD.

(Exact name of small business issuer as specified in its charter)

NEVADA	86-0875500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1530 9th Ave S.E.,
Calgary, Alberta Canada T2G 0T7
(Address of principal executive offices)

(403) 204-0260
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

14,528,900 shares of common stock, $0.001 par value, as of May 10, 2002

Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 13, 2002.

TERRA NOSTRA RESOURCES LTD
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
BALANCE SHEET

	Mar. 31, 2002 (Unaudited)	Dec. 31, 2001 (Audited)
ASSETS
Current Assets
Cash	$8,304	475
Accounts receivable	1	--
Loans receivable	54,251	13,750
Total Current Assets	62,556	14,225

Fixed Assets
Oil and gas leases	53,330	53,330
Less: accumulated depletion and impairment	(53,330)	(53,330)
Total Fixed Assets	--	--

Total Assets	$62,556	14,225

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$211	530
Accrued expenses	1,000	3,000
Shareholders' Loans	12,860	25,653
Total Current Liabilities	14,071	29,183

Future Site Restoration	4,268	4,194

Stockholders' Equity Common Stock - authorized 100,000,000 shares of no par value; 14,115,000 issued and outstanding as at March 31, 2002	99,320	22,820
Investors deposits	500	--
Accumulated deficit	(55,603)	(41,972)
Total Stockholders' Equity	44,217	(19,152)

Total Liabilities and Stockholders' Equity	$62,556	14,225

The accompanying notes are an integral part of these unaudited statements.

 TERRA NOSTRA RESOURCES LTD
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
STATEMENTS OF OPERATIONS
	Three months to March 31, 2002 (Unaudited)	Three months to March 31, 2001 (Unaudited)
Sales & other revenues
Petroleum & natural gas (net of royalties)	$1,073	$--
Less:
Related costs (including depletion and impairment)	(629)	--
	444	--

Expenses

Consulting fees	12,400	--
Other Administrative expenses	2,014	218
	14,414	218

Earnings (Loss) from operations	(13,970)	(218)

Other income and expenses
Business tax refund	--	511
Interest income	339	--
	(13,631)	511

Provision for income taxes	--	--

Net Income (Loss)	$(13,631)	$292

Net Income (Loss) per Common Share	$(0.001)	$0.292

Weighted Average Number of Common Shares Used in Calculation	10,920,278	1,000

The accompanying notes are an integral part of these unaudited statements.

TERRA NOSTRA RESOURCES LTD
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
STATEMENTS OF CASH FLOWS
	Three months to March 31, 2002 (Unaudited)	Three months to March 31, 2001 (Unaudited)

Cash From Operating Activities:
Net income (loss) from continuing operations	$(13,631)	$292
Reconciling adjustments
Depreciation and amortization	74	__
Changes in operating assets and liabilities
Accounts receivable	(1)	__
Loans receivable	(40,501)	__
Accounts payable and accrued expenses	(2,319)	125
Net Cash Flows From Operating Activities	(56,378)	417

Cash From Investing Activities:
Net Cash Flows From Investing Activities	__	__

Cash From Financing Activities:
Issue of common stock	76,500	__
Investors deposits	500	__
Shareholders' loan	(12,793)	94
Net Cash Flows From Financing Activities	64,207	__

Net change in cash and cash equivalents	7,829	511
Cash at beginning of period	475	__

Cash at end of period	$8,304	$511

Supplementary disclosure of cash flow transactions
Non Cash Investing and Financing Activities
Movement in Shareholders' loan	__	(156)
Common stock issued in part settlement of shareholders' loan	__	250
Cash received	__	94

The accompanying notes are an integral part of these unaudited statements.

TERRA NOSTRA RESOURCES LTD
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD ENDED
MARCH 31, 2002
	Common Stock Shares Amount		Accumulated Surplus (Deficit)	Investor Deposits	Total Shareholders Equity

Balance at December 31, 1999	981	22,570	(12,552)	--	10,018
Net (loss) -- year 2000	--	--	(3,333)	--	(3,333)
Balance at December 31, 2000	981	22,570	(15,885)	--	6,685
Issue of Common Stock	19	250	--	--	250
Net (loss) -- year 2001	--	--	(26,087)	--	(26,087)
Balance at December 31, 2001	1,000	$ 22,820	$ (41,972)	--	$ (19,152)
Forward split at 7500:1	7,500,000	$ 22,820	$ (41,972)	--	$ (19,152)
Issue of Common Stock	6,615,000	76,500	--	--	76,500
Investor deposits	--	--	--	500	500
Loss for the quarter	--	--	(13,631)	--	(13,631)
Balance at March 31, 2002	14,115,000	99,320	(55,603)	500	44,217

TERRA NOSTRA RESOURCES LTD.
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
Notes to Unaudited Financial Statements
March 31, 2002

Note 1 - Management's Statement

The financial statements included herein have been prepared by Terra Nostra Resources Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001, audited financial statements and the accompanying notes included in the General Form for Registration of Securities of Small Business Issuers on Form 10-SB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2 -- Summary of Significant Accounting Policies

 Organization and Operations

The Company was incorporated as Renegade Recreational Rentals Inc. under the laws of the State of Nevada on February 7, 1994 for the purpose of renting jet boats. The Company's Charter was revoked on November 1, 1996 and subsequently re-instated on October 11, 2000. The Company name has been changed to Terra Nostra Resources Ltd.

The company also owns interests in producing oil and gas properties located in Washington County, Colorado, United States.

ITEM 2. PLAN OF OPERATION

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends the disclosure in these sections and throughout this report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes by identified by the Company's use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company currently does generate income from producing oil and gas properties on a monthly basis, these proceeds are minimal and thus not sufficient to meet the Company's current monthly overhead. The Company will require approximately $25,000 to cover its anticipated overhead and operational needs for the upcoming twelve month period. Revenues generated from existing operations for the next twelve months are expected to offset operational overhead by approximately $2000. While the Company has projected revenues from its existing operations of approximately $2000 for the next twelve months, there is no guarantee these projections will be achieved or that any revenue will be generated from these operations. The Company plans to review and acquire further oil and gas properties and mineral properties during the next twelve months. This plan anticipates the expenditure of up to $940,000. Therefore, the Company needs to raise approximately $940,000 to meet its plan of operation during the next twelve months and will need to raise not less than $25,000 to meet its projected monthly overheads. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need, and anticipates there will be additional costs and expenses associated with such measures, the amounts of which are presently unknown. The following selected financial data is qualified in its entirety by reference to, and you should read them in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this prospectus. We have derived the statements of operations data and the information as at and for the three month period ended March 31, 2002 and 2001 from our unaudited financial statements for the period ended March 31, 2002, that appears in this filing, and this data is qualified by reference to the audited consolidated financial statements.

SUMMARY FINANCIAL DATA

Statement of Operations Data:
	THREE MONTH PERIOD ENDED MARCH 31, 2002	THREE MONTH PERIOD ENDED MARCH 31, 2001
Net Sales	444	-
Loss from operations	$13,9701	$218
Business tax refund	-	511
Interest income	339	-
Net Income (loss)	($13,631)	$511
Net Income (loss) per common share	($0.001)	2.92
Weighted average common shares outstanding	10,920,278	1,000

Balance Sheet Data:
	March 31, 2002	December 31, 2001
Cash and cash equivalents	$8,304	$475
Accounts receivable	$1	-
Loans receivable	$54.251	$13,750
Total assets	$62,556	$14,225
Total stockholders' equity	$44,217	($19,152)

RESULTS OF OPERATIONS

Revenues

Terra Nostra earned revenues of $444 for the three months ended March 31, 2002, while having no revenues during the same period from the previous year. Our revenue was derived from oil and production from the Company's producing well. .

Expenses

During the three months ended March 31, 2002 and 2001, we incurred operating expenses of $14,414 and $218, respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	THREE MONTH PERIOD ENDED MARCH 31, 2002	THREE MONTH PERIOD ENDED MARCH 31, 2001
Consulting fees	$12,400	-
Other administrative expenses	$2,014	$218
TOTAL	$14,414	$218

Consulting fees includes the costs of executive management and administrative consultants. No such fees or costs were incurred during the three months ended March 31, 2001, due to the fact that the Company was not actively in operations.

Other administrative expenses include accounting, audit and legal advisory costs. Administrative expenses have increased by 823% in the first quarter of 2002, compared to the same period in 2001. This is primarily due to increased legal and auditing fees resulting from the preparation and filing of our Form 10-SB registration statement. As we continue to increases operations as we seek a viable merger candidate, we anticipate that our consulting fees and other administrative expenses will continue to increase.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002 we had cash of $8,304 and a working capital surplus of $48,485, compared to a working capital deficit of $14,958 at December 2001. Funds used in operations for the first three months of 2002 were $56,378, compared to funds provided from operations of $417 for the first three months of 2001.

Since inception, we have financed operations primarily through sales of equity securities and shareholder loans and have raised a total of $99,320. Our current operating cash expenditures are expected to be approximately $2000.00 per month.

We anticipate that we will be required to raise an additional $940,000 to fund our current plan of growth and existing operations through the next twelve months. See "Plan of Operation." Our principal source of capital has been equity financing from investors and our founders. Meeting our future financing requirements is dependent on access to equity capital markets. We may not be able to raise additional equity when required or on favorable terms that are not dilutive to existing shareholders.

FINANCING ACTIVITIES

From February 15, 2002 , to the date of this filing, Terra Nostra conducted a private placement of its securities under Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. From this private placement, Terra Nostra raised $52,890 from the sale of 528,890 shares of its common stock, par value $0.001. Terra Nostra used these funds to retire $27,690 of aged debt and to pay operating expenses of $25,200.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

On February 12, 2002, the Corporation issued a total of 6,500,000 shares to International Securities Group Inc. in exchange for a promissory note in the face amount of $65,000 payable over six (6) months in equal monthly installments. This offering was conducted pursuant to Rule 4(2) of the Securities Act of 1933 as a non-public offering due to the fact that there was only one subscriber contemplated for the shares made available under this offering.

On February 15, 2002, the Corporation commenced a private placement of 1,000,000 shares of its common stock at $0.10 per share. This offering was conducted in accordance with the provisions of Regulation D and Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Corporation incurred costs and expenses totaling $4,000 for printing, legal and accounting in connection with this offering. Through the date of this filing, the Corporation sold a total of 528,900 shares under this offering and realized gross proceeds of $52,890 therefrom.

The Corporation did not pay any commissions or discounts, nor were any underwriters utilized in connection with any of the offerings described above.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits -

3(i) Articles of Incorporation and amendments thereto*
3(ii) Bylaws*
4. Form of Common Stock Specimen*
10.1 General Conveyance Agreement dated September 1, 1996, by and between the Company and Buccaneer Holdings Inc., a Belize corporation.

* Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, File No. 000-49631, filed with the SEC on February 19, 2002.

b. Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA RESOURCES LTD.

Date: May 14, 2002

By: s/s "Clifford Larry Winsor"
Name: Clifford Larry Winsor
Title: President, Chief Executive Officer