Form 10QSB/A
period 2002-03-31
TERRA NOSTRA RESOURCES LTD
filed 2002-06-21
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

AMENDMENT NO. 1

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

TERRA NOSTRA RESOURCES LTD
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	Mar. 31, 2002 (Unaudited)	Dec. 31, 2001 (Audited)
ASSETS
Current Assets
Cash	$8,304	$470
Other asset	1	--
Total Current Assets	8,305	470

Fixed Assets
Oil and gas leases	53,330	53,330
Less: accumulated depletion and impairment	(53,330)	(53,330)
Total Fixed Assets	--	--

Total Assets	$8,305	$470

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$211	$530
Accrued expenses	1,000	3,000
Shareholders' Loans	12,865	25,653
Total Current Liabilities	14,076	29,183

Future Site Restoration	4,268	4,194

Stockholders' Equity Common Stock - authorized 100,000,000 shares of no par value; 14,115,000 issued and outstanding for 2002	99,320	22,820
Investors deposits	500	--
Proceeds due from the issue of common stock	(40,162)	--
Accumulated deficit	(69,697)	(55,727)
Total Stockholders' Equity	(10,039)	(32,907)

Total Liabilities and Stockholders' Equity	$8,305	$470

The accompanying notes are an integral part of these unaudited statements.

TERRA NOSTRA RESOURCES LTD
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	Three months to March 31, 2002 (Unaudited)	Three months to March 31, 2001 (Unaudited)	From Inception (February 7, 1994) through March 31, 2002 (Unaudited)
Sales & other revenues
Petroleum & natural gas (net of royalties)	$1,073	$--	$25,423
Less:
Related costs (including depletion and impairment)	(629)	--	(67,936)
	444	--	(42,513)

Expenses
Consulting fees	12,400	--	12,400
Other Administrative expenses	2,014	218	8,239
	14,414	218	20,639

Earnings (Loss) from operations	(13,970)	(218)	(63,152)

Other income and expenses
Write off loan receivable	--	--	(7,056)
Business tax refund	--	511	511
	(13,970)	511	(6,545)

Provision for income taxes	--	--	--

Net Income (Loss)	$(13,970)	$293	$(69,697)

Net Income (Loss) per Common Share	$(0.0013)	$0.293	$(0.014)

Weighted Average Number of Common Shares Used in Calculation	10,920,278	1,000	5,020,804

The accompanying notes are an integral part of these unaudited statements.

TERRA NOSTRA RESOURCES LTD.
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	Three months to March 31, 2002 (Unaudited)	Three months to March 31, 2001 (Unaudited)	From Inception (February 7, 1994) through March 31, 2002 (Unaudited)
Cash From Operating Activities:
Net income (loss) from continuing operations	$(13,970)	$293	$(69,697)
Reconciling adjustments
Depreciation and amortization	74	--	57,598
Changes in operating assets and liabilities
Other asset	(1)	--	(1)
Accounts payable and accrued expenses	(2,319)	124	1,211
Net Cash Flows From Operating Activities	(16,216)	417	(10,889)

Cash From Investing Activities:
Acquisition of oil and gas properties	--	--	(53,330)
Net Cash Flows From Investing Activities	--	--	(53,330)

Cash From Financing Activities:
Issue of common stock	76,500	--	99,070
Investors deposits	500	--	500
Proceeds due from the issue of common stock	(40,162)	--	(40,162)
Shareholders' loan	(12,788)	94	13,115
Net Cash Flows From Financing Activities	24,050	--	72,523

Net change in cash and cash equivalents	7,834	511	8,304
Cash at beginning of period	470	--	--
Cash at end of period	$8,304	$511	$8,304

Supplementary disclosure of cash flow transactions
Non Cash Investing and Financing Activities
Movement in Shareholders' loan	--	(156)	12,865
Common stock issued in part settlement of shareholders' loan	--	250	250
Cash received	--	94	13,115

The accompanying notes are an integral part of these unaudited statements.

TERRA NOSTRA RESOURCES LTD.
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited
	Common Stock
	Shares	Amount	Accumulated Surplus (Deficit)	Investor Deposits	Total Shareholders Equity
Balance at December 31, 1999	981	22,570	(12,552)	--	10,018
Net (loss) - year 2000	--	--	(41,985)	--	(41,985)
Balance at December 31, 2000	981	22,570	(54,537)	--	(31,967)
Issue of Common Stock	19	250	--	--	250
Net (loss) - year 2001	--	--	(1,190)	--	(1,190)
Balance at December 31, 2001	1,000	$ 22,820	$ (55,727)	--	$ (32,907)
Forward split at 7500:1	7,500,000	$ 22,820	$ (55,727)	--	$ (32,907)
Issue of Common Stock	6,615,000	76,500	--	--	76,500
Investor deposits	--	--	--	500	500
Proceeds due from the issue of common stock	--	(40,162)	--	--	(40,162)
Loss for the quarter	--	--	(13,970)	--	(13,970)
Balance at March 31, 2002	14,115,000	$ 59,158	(69,697)	500	(10,039)

TERRA NOSTRA RESOURCES LTD
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Unaudited Financial Statements
March 31, 2002

Note 1 - Management's Statement

The financial statements included herein have been prepared by Terra Nostra Resources Ltd (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001, audited financial statements and the accompanying notes included in the General Form for Registration of Securities of Small Business Issuers on Form 10-SB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2 - Summary of Significant Accounting Policies

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

SUMMARY FINANCIAL DATA

Statement of Operations Data:
	THREE MONTH PERIOD ENDED MARCH 31, 2002	THREE MONTH PERIOD ENDED MARCH 31, 2001
Net Sales	444	-
Loss from operations	$13,970	$218
Business tax refund	-	511
Net Income (loss)	($13,970)	$293
Net Income (loss) per common share	($0.0013)	$0.293
Weighted average common shares outstanding	10,920,278	1,000

Balance Sheet Data:
	March 31, 2002	December 31, 2001
Cash and cash equivalents	$8,304	$470
Other Assets	$1	-
Total assets	$8,305	$470
Total stockholders' equity	$8,305	$470

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002 we had cash of $8,304 and a working capital deficit of $5,771, compared to a working capital deficit of $28,713 at December 2001. Funds used in operations for the first three months of 2002 were $16,216, compared to funds provided from operations of $417 for the first three months of 2001.

Since inception, we have financed operations primarily through sales of equity securities and shareholder loans and have raised a total of $72,523. Our current operating cash expenditures are expected to be approximately $2000.00 per month.

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

FINANCING ACTIVITIES

From February 15, 2002, to the date of this filing, Terra Nostra conducted a private placement of its securities under Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. From this private placement, Terra Nostra raised $52,890 from the sale of 528,890 shares of its common stock, par value $0.001. Terra Nostra used these funds to retire $27,690 of aged debt and to pay operating expenses of $25,200.

PART II - OTHER INFORMATION

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
4 Form of Common Stock Specimen*
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

Date: June 18, 2002

By: s/s "Clifford Larry Winsor"
Name: Clifford Larry Winsor
Title: President, Chief Executive Officer