Form 10QSB
period 2002-06-30
TERRA NOSTRA RESOURCES LTD
filed 2002-08-08
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number 0-17232

TERRA NOSTRA RESOURCES LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	86-0875500 (IRS Employer Identification No.)

Suite 740, 2160 rue de la Montagne,
Montreal, Quebec, Canada H3G 2T3
(Address of principal executive offices)

(514) 285-4433
(Issuer's telephone number)

1530-9th Ave S.E.,
Calgary, Alberta T2G 0T7
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

14,528,900 shares of common stock, $0.001 par value, as of July 26, 2002

Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in Amendment No. 4 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 27, 2002.

 TERRA NOSTRA RESOURCES LTD.
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	June 30, 2002 (Unaudited)	Dec. 31, 2001 (Audited)
ASSETS
Current Assets
Cash	$1,952	$470
Loan receivable	5,000	--
Other asset	2,355	--
Total Current Assets	9,307	470

Fixed Assets
Oil and gas leases	53,330	53,330
Less: accumulated depletion and impairment	(53,330)	(53,330)
Total Fixed Assets	--	--

Total Assets	$9,307	$470

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$331	$530
Accrued expenses	1,750	3,000
Shareholders' Loans	--	25,653
Total Current Liabilities	2,081	29,183

Future Site Restoration	4,354	4,194

Stockholders' Equity Common Stock - authorized 100,000,000 shares of 0.001 par value; 14,528,900 issued and outstanding for 2002	140,710	22,820
Proceeds due from the issue of common stock	(32,803)	--
Accumulated deficit	(105,035)	(55,727)
Total Stockholders' Equity	2,872	(32,907)

Total Liabilities and Stockholders' Equity	$9,307	$470

The accompanying notes are an integral part of these unaudited statements.

TERRA NOSTRA RESOURCES LTD.
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
		Six months to June 30, 2002 (Unaudited)		Six months to June 30, 2001 (Unaudited)		From Inception (February 7, 1994) through June 30, 2002 (Unaudited)
Sales & other revenues
Petroleum & natural gas (net of royalties)		$2,504		$--		$26,854
Less:
Related costs (including depletion and impairment)		1,046		--		(68,353)
		1,458		--		(41,499)

Expenses
Legal		6,877		--		6,877
Consulting fees		38,890		--		38,890
Other Administrative expenses		4,999		224		11,224
		50,766		224		56,991

Earnings (Loss) from operations		(49,308)		(224)		(98,490)

Other income and expenses
Write off loan receivable		--		--		(7,056)
Business tax refund		--		511		511
		(49,308)		287		(105,035)

Provision for income taxes		--		--		--
		(49,308)		287		(105,035)
Net Income (Loss)	$		$		$

Net Income (Loss) per Common Share		$(0.004)		$0.287		$(0.02)

Weighted Average Number of Common Shares Used in Calculation		12,695,294		1,000		5,300,782

The accompanying notes are an integral part of these unaudited statements.

TERRA NOSTRA RESOURCES LTD.
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Six months to June 30, 2002 (Unaudited)	Six months to June 30, 2001 (Unaudited)	From Inception (February 7, 1994) through June 30, 2002 (Unaudited)
Cash >From Operating Activities:
Net income (loss) from continuing operations	$(49,308)	$287	$(105,035)
Reconciling adjustments
Depreciation and amortization	160	--	57,684
Changes in operating assets and liabilities
Loan receivable	(5,000)	--	(5,000)
Other asset	(2,355)	--	(2,355)
Accounts payable and accrued expenses	(1,449)	(125)	2,081
Net Cash Flows From Operating Activities	(57,952)	162	(52,625)

Cash From Investing Activities:
Acquisition of oil and gas properties	--	--	(53,330)
Net Cash Flows From Investing Activities	--	--	(53,330)

Cash From Financing Activities:
Issue of common stock	117,890	250	140,460
Proceeds due from the issue of common stock	(32,803)	--	(32,803)
Shareholders' loan	(25,653)	94	250
Net Cash Flows From Financing Activities	59,434	344	107,907

Net change in cash and cash equivalents	1,482	506	1,952
Cash at beginning of period	470	--	--
Cash at end of period	$1,952	$506	$1,952

Supplementary disclosure of cash flow transactions
Non Cash Investing and Financing Activities
Movement in Shareholders' loan	--	(156)	--
Common stock issued in part settlement of shareholders' loan	--	250	--
Cash received	--	94	--

The accompanying notes are an integral part of these unaudited statements.

TERRA NOSTRA RESOURCES LTD.
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

Common Stock
Shares	Amount	Accumulated Surplus (Deficit)	Total Shareholders Equity
Balance at December 31, 1999	981	22,570	(12,552)	10,018
Net (loss) - year 2000	--	--	(41,985)	(41,985)
Balance at December 31, 2000	981	22,570	(54,537)	(31,967)
Issue of Common Stock	19	250	--	250
Net (loss) - year 2001	--	--	(1,190)	(1,190)
Balance at December 31, 2001	1,000	$ 22,820	$ (55,727)	$ (32,907)
Forward split at 7500:1	7,500,000	$ 22,820	$ (55,727)	$ (32,907)
Issue of Common Stock	7,028,900	117,890	--	117,890
Proceeds due from the issue of common stock	--	(45,203)	--	(45,203)
Loss for the period	--	--	(36,908)	(36,908)
Balance at June 30, 2002	14,528,900	$ 95,507	$ (92,635)	$ 2,872

TERRA NOSTRA RESOURCES LTD.
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Unaudited Financial Statements
June 30, 2002

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

Note 2 - Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated as Renegade Recreational Rentals Inc. under the laws of the State of Nevada on February 7, 1994 for the purpose of renting jet boats. The Company's Charter was revoked on November 1, 1996 and subsequently re-instated on October 11, 2000. The Company's name was changed to Terra Nostra Resources Ltd. on January 25, 2002.

The Company owns interests in producing oil and gas properties located in Washington County, Colorado, United States.

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

PLAN OF OPERATION

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company currently does generate income from producing oil and gas properties on a monthly basis, these proceeds are minimal and thus not sufficient to meet the Company's current monthly overhead. The Company will require approximately $25,000 to cover its anticipated overhead and operational needs for the upcoming twelve month period. Revenues generated from existing operations for the next twelve months are expected to offset operational overhead by approximately $2,000. While the Company has projected revenues from its existing operations of approximately $2,000 for the next twelve months, there is no guarantee these projections will be achieved or that any revenue will be generated from these operations. The Company plans to review and acquire further oil and gas properties and mineral properties during the next twelve months. The acquisition of properties and the development of any acquired properties are expected to require substantial expenditures either by way of cash or share issuances for acquisitions. The Company is presently looking at several potential oil and gas acquisitions in various different locals, being the Ukraine, Canada and Wyoming. Our goal is to acquire properties whereby we can generate sufficient revenues to fund the ongoing operations of the Company and to allow the Company to use those revenues to further build its asset base. For example, we are reviewing a property in the Ukraine which would require the expenditure of $250,000.00 for a 2.5% interest. This property has wells which would be re-completed to generate cash flow. The cash flow from the wells is anticipated to be sufficient to fund the re-completion programs for the entire project and we would expect a two to three year payback on the investment of $250,000. The Company is unable to state at this time the amount of funds it will be required to raise to acquire and develop additional oil and gas or mineral properties during the next twelve months, however it will need to raise not less than $25,000 to meet its projected monthly overheads. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need from the offering by which it is raising capital at present and from its present shareholders and directors and officers, and anticipates there will be additional costs and expenses associated with such measures, the amounts of which are presently unknown. We have derived the statements of operations data set forth below and the information as at and for the six month periods ended June 30, 2002 and 2001 from our un-audited financial statements for the period ended June 30, 2002.

 SUMMARY FINANCIAL DATA

Statement of Operations Data:
	SIX MONTH PERIOD ENDED JUNE 30, 2002	SIX MONTH PERIOD ENDED JUNE 30, 2001
Net Sales	$1,458	-
Loss from operations	$50,766	224
Business tax refund	-	511
Net Income (loss)	($49,308)	287
Net Income (loss) per common share	($0.004)	0.287
Weighted average common shares outstanding	12,695,294	1,000

 Balance Sheet Data:

	June 30, 2002	December 31, 2001
Cash and cash equivalents	$ 1,952	$ 470
Loans receivable	$ 5,000	$ -
Other assets	$ 2,355	$ -
Total assets	$ 9,307	$ 470
Total stockholders' equity	$ 2,872	$ (32,907)

RESULTS OF OPERATIONS

Revenues

Terra Nostra earned revenues of $1,458 for the six months ended June 30, 2002, while having no revenues during the same period from the previous year. Our revenue was derived from oil production from the Company's producing well. .

Expenses

During the six months ended June 30, 2002 and 2001, we incurred operating expenses of $50,766 and $224, respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	SIX MONTH PERIOD ENDED JUNE 30, 2002	SIX MONTH PERIOD ENDED JUNE 30, 2001
Legal fees	$ 6,877	$ -
Consulting fees	$ 38,890	$ -
Other administrative expenses	$ 4,999	$ 224
TOTAL	$ 50,766	$ 224

Consulting fees include the costs of executive management and administrative consultants. No such fees or costs were incurred during the six months ended June 30, 2001, due to the fact that the Company was not actively in operations. Other administrative expenses have increased substantially during the first six months of 2002, compared to the same period in 2001. This is primarily due to state filing fees and increased auditing fees resulting from the preparation and filing of our Form 10-SB registration statement. As we continue to increase operations as we seek a viable merger candidate, we anticipate that our consulting fees and other administrative expenses will continue to increase. All of the Company's personnel are presently consultants to the Company who bill on the basis of work done for the Company which allows the Company to continue operations without full time employees and the costs associated therewith.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002 we had cash of $1,952 and a working capital surplus of $7,226, compared to a working capital deficit of $28,713 at December 2001. Funds used in operations for the first six months of 2002 were $57,952, compared to funds provided from operations of $162 for the first six months of 2001.

Since inception, we have financed operations primarily through sales of equity securities and shareholder loans and have raised a total of $107,907, with $59,434 raised for the six month period ended June 30, 2002. Our current operating cash expenditures are expected to be approximately $2,000.00 per month.

We anticipate that we will be required to raise additional funds to finance our current plan of growth and existing operations through the next twelve months. See "PLAN OF OPERATION", above. Our principal source of capital has been equity financing from investors and our founders. Meeting our future financing requirements is dependent on access to equity and debt capital markets. We may not be able to raise additional equity when required or on favorable terms that are not dilutive to existing shareholders or obtain loans that have terms and conditions that the Company can perform under.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

On January 1, 2001, the Corporation issued a total of 19 shares to Clifford Larry Winsor in settlement of $250.00 worth of debt. This offering was conducted pursuant to Rule 4(2) of the Securities Act of 1933 as a non-public offering due to the fact that there was only one subscriber contemplated for the shares made available under this offering.

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

On February 15, 2002, the Corporation commenced a private placement of 1,000,000 shares of its common stock at $0.10 per share. The sale of the common stock was exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Neither the Corporation nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to the Corporation that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Following is a list of the people that subscribed to this offering under Regulation D.

Charles J. Rumsey, Jr.
Donna Gilbrech
Bill Lannon
Hansen Retirement Strategies Pension Plan
Scott Hansen
Investment Painting Services

A majority of the sales of securities occurring under this offering were also exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, in addition to being exempt from registration pursuant to Regulation D. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by the Corporation nor by any affiliate or any person acting on its behalf in connection with this offering. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Corporation is required to refuse to register any transfer that does not comply with such requirements.

The Corporation incurred costs and expenses totaling $4,000 for printing, legal and accounting in connection with this offering. Through May 10, 2002, the Corporation sold a total of 528,900 shares under this offering and realized gross proceeds of $52,890 therefrom. Following is a list of the people that subscribed to this offering under Regulation S.

Bill Lannon	Chung S. Yue
Clint Stewart	David Power
David Romano	Donald Nicholson
Don Byers	Dorothy M Casady
Double D. Ventures Inc.	Ed Chynoweth
Elizabeth Ringoir	Evelyn Stewart
Geoff Saxton	George Christou
Jacqueline Danforth	Harold v. Pedersen
John Zupancic	Irene Fisher
Kimberly Danforth	JeanDan Management Ltd.
Laura Romano	Karen Koyich
Lydja Yue	Larry Dziwenka
Marilyn Byers	Lis Saxton
Mary C. Blue	Manish Bindal
Merla Pedersen	Mary Alice Zupancic
Paris Tippe	Maureen Armstrong
Robert J. Anderson	Oly Ratzlaff
Scott Koyich	Patricia Kellough
Teresa Sparham	Regency Salvage Inc.
Tom Ringoir	Scott Hansen
Tyler Cran	Sehra Bindal
Victor Kellough	Tom Kennedy

The Corporation did not pay any commissions or discounts, nor were any underwriters utilized in connection with any of the offerings described above.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

On July 25, 2002, Marcel Lalancette was appointed to the Board of Directors.

On July 25, 2002 Clifford Larry Winsor resigned as President, Secretary/Treasurer and a director of the Company. Clement Patenaude was appointed President and Regis Bosse was appointed Secretary/Treasurer on the same date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits -

    3(i) Articles of Incorporation and amendments thereto(1)
    3(ii) Bylaws(1)
    4 Form of Common Stock Specimen(1)
    10.1 General Conveyance Agreement dated September 1, 1996, by and between the Company and Buccaneer Holdings Inc., a Belize corporation. (2)

    (1) Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, File No. 000-49631, filed with the SEC on February 19, 2002.
    (2) Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, Amendment No. 2, filed with the SEC on May 16, 2002, File No. 000-49631.

    Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA RESOURCES LTD.

Date: August 6, 2002

By: s/s "Clement Patenaude"
Name: Clement Patenaude
Title: President