Form 10QSB
period 2002-09-30
TERRA NOSTRA RESOURCES LTD
filed 2002-11-14
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

14,528,900 shares of common stock, $0.001 par value, as of November 11, 2002

Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in Amendment No. 4 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 27, 2002.

TERRA NOSTRA RESOURCES LTD.
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	September 30, 2002 (Unaudited)	Dec. 31, 2001 (Audited)
ASSETS
Current Assets
Cash	$4,840	$470
Accounts receivable	502	--
Prepaid expenses	5,000	--
Other assets	1,480	--
Total Current Assets	11,822	470

Fixed Assets
Oil and gas leases	63,330	53,330
Less: accumulated depletion and impairment	(53,330)	(53,330)
Total Fixed Assets	10,000	--

Total Assets	$21,822	$470

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$50,017	$530
Accrued expenses	2,500	3,000
Shareholders' Loans	--	25,653
Total Current Liabilities	52,517	29,183

Future Site Restoration	4,412	4,194
Total Liabilities	$56,929	$33,377
Stockholders' Equity Common Stock - authorized 100,000,000 shares of 0.001 par value; 14,528,900 issued and outstanding for 2002	140,710	22,820
Proceeds due from the issue of common stock	(21,641)	--
Accumulated deficit	(154,176)	(55,727)
Total Stockholders' Equity	(35,107)	(32,907)

Total Liabilities and Stockholders' Equity	$21,822	$470

The accompanying notes are an integral part of these unaudited statements.

TERRA NOSTRA RESOURCES LTD.
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Nine months to September 30, 2002 (Unaudited)	Nine months to September 30, 2001 (Unaudited)	From Inception (February 7, 1994) through September 30, 2002 (Unaudited)
Sales & other revenues
Petroleum & natural gas (net of royalties)	$4,184	$--	$28,534
Less:
Related costs (including depletion and impairment)	1,715	--	(69,022)
	2,469	--	(40,488)

Expenses
Legal	18,555	--	18,555
Consulting fees	42,752	--	42,752
Other Administrative expenses	39,611	242	45,836
	100,918	242	107,143

Earnings (Loss) from operations	(98,449)	(242)	(147,631)

Other income and expenses
Write off loan receivable	--	--	(7,056)
Business tax refund	3/4	511	511
	(98,449)	269	(154,176)

Provision for income taxes	--	--	--

Net Income (Loss)	$(98,449)	$269	$(154,176)

Net Income (Loss) per Common Share	$(0.007)	$0.269	$(0.03)

Weighted Average Number of Common Shares Used in Calculation	13,313,212	1,000	5,569,704

The accompanying notes are an integral part of these unaudited statements.

TERRA NOSTRA RESOURCES LTD.
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	Nine months to September 30, 2002 (Unaudited)	Nine months to September 30, 2001 (Unaudited)	From Inception (February 7, 1994) through September 30, 2002 (Unaudited)
Cash From Operating Activities:
Net income (loss) from continuing operations	$(98,449)	$269	$(154,176)
Reconciling adjustments
Depreciation and amortization	218	--	57,742
Changes in operating assets and liabilities
Accounts receivable	(502)	--	(502)
Prepaid Expenses	(5,000)	--	(5,000)
Other asset	(1,480)	--	(1,480)
Accounts payable and accrued expenses	48,987	(125)	52,517
Net Cash Flows From Operating Activities	(56,226)	144	(50,899)

Cash From Investing Activities:
Acquisition of oil and gas properties	(10,000)	--	(63,330)
Net Cash Flows From Investing Activities	(10,000)	--	(63,330)

Cash From Financing Activities:
Issue of common stock	117,890	250	140,460
Proceeds due from the issue of common stock	(21,641)	--	(21,641)
Shareholders' loan	(25,653)	94	250
Net Cash Flows From Financing Activities	70,596	344	119,069

Net change in cash and cash equivalents	4,370	488	4,840
Cash at beginning of period	470	--	--
Cash at end of period	$4,840	$488	$4,840

Supplementary disclosure of cash flow transactions
Non Cash Investing and Financing Activities
Movement in Shareholders' loan	--	(156)	--
Common stock issued in part settlement of shareholders' loan	--	250	--
Cash received	--	94	--

The accompanying notes are an integral part of these unaudited statements.

TERRA NOSTRA RESOURCES LTD.
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

	Shares	Amount	Accumulated Surplus (Deficit)	Total Shareholders Equity
Balance at December 31, 1999	981	22,570	(12,552)	10,018
Net (loss) - year 2000	--	--	(41,985)	(41,985)
Balance at December 31, 2000	981	22,570	(54,537)	(31,967)
Issue of Common Stock	19	250	--	250
Net (loss) - year 2001	--	--	(1,190)	(1,190)
Balance at December 31, 2001	1,000	$ 22,820	$ (55,727)	$ (32,907)
Forward split at 7500:1	7,500,000	$ 22,820	$ (55,727)	$ (32,907)
Issue of Common Stock	7,028,900	117,890	--	117,890
Proceeds due from the issue of common stock	--	(21,641)	--	(21,641)
Loss for the period	--	--	(98,449)	(98,449)
Balance at September 30, 2002	14,528,900	119,069	(154,176)	(35,107)

TERRA NOSTRA RESOURCES LTD.
(FORMERLY KNOWN AS RENEGADE RECREATIONAL RENTALS INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Unaudited Financial Statements
September 30, 2002

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

The Company owns interests in producing oil and gas properties located in Washington County, Colorado and exploration oil and gas leases in Rosebud County, Montana.

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

PLAN OF OPERATION

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company currently does generate income from producing oil and gas properties on a monthly basis, these proceeds are minimal and thus not sufficient to meet the Company's current monthly overhead. The Company will require approximately $250,000 to cover its anticipated overhead and operational needs for the upcoming twelve month period. Revenues generated from existing operations for the next twelve months are expected to offset operational overhead by approximately $2,000. While the Company has projected revenues from its existing operations of approximately $2,000 for the next twelve months, there is no guarantee these projections will be achieved or that any revenue will be generated from these operations. The Company expects to have a drilling obligation on the Rosebud County, Montana leases in the first quarter of 2003. At present it does not have sufficient capital to participate in that program and it will need to raise the capital as soon as the operator notices the Company. The Company plans to review and acquire mineral properties during the next twelve months. The acquisition of properties and the development of any acquired properties are expected to require substantial expenditures either by way of cash or share issuances for acquisitions. Our goal is to acquire properties whereby we can generate sufficient revenues to fund the ongoing operations of the Company and to allow the Company to use those revenues to further build its asset base. The Company is unable to state at this time the amount of funds it will be required to raise to acquire and develop mineral properties during the next twelve months, however it will need to raise not less than $250,000 to meet its projected monthly overheads. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need from the offering by which it is raising capital at present and from its present shareholders and directors and officers, and anticipates there will be additional costs and expenses associated with such measures, the amounts of which are presently unknown. We have derived the statements of operations data set forth below and the information as at and for the nine month periods ended September 30, 2002 and 2001 from our un-audited financial statements for the period ended September 30, 2002.

SUMMARY FINANCIAL DATA

Statement of Operations Data:
	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001
Net Sales	$2,469	-
Loss from operations	$98,449	$242
Business tax refund	-	$511
Net Income (loss)	($98,449)	$269
Net Income (loss) per common share	($0.007)	$0.269
Weighted average common shares outstanding	13,313,212	1,000

Balance Sheet Data:
	September 30, 2002	December 31, 2001
Cash and cash equivalents	$ 4,840	$ 470
Accounts receivable	$ 502
Prepaid expenses	$ 5,000	$ -
Other assets	$ 1,480	$ -
Oil and gas leases	$ 10,000	-
Total assets	$ 21,822	$ 470
Total stockholders' equity	$ (35,107)	$ (32,907)

RESULTS OF OPERATIONS

Revenues

Terra Nostra earned revenues of $2,469 for the nine months ended September 30, 2002, while having no revenues during the same period from the previous year. Our revenue was derived from oil production from the Company's producing well. .

Expenses

During the nine months ended September 30, 2002 and 2001, we incurred operating expenses of $100,918 and $242, respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001
Legal fees	$ 18,555	$ -
Consulting fees	$ 42,752	$ -
Other administrative expenses	$ 39,611	$ 242
TOTAL	$ 100,918	$ 242

Consulting fees include the costs of executive management and administrative consultants. No such fees or costs were incurred during the nine months ended September 30, 2001, due to the fact that the Company was not actively in operations. Other administrative expenses have increased substantially during the first nine months of 2002, compared to the same period in 2001. This is primarily due to state filing fees and increased auditing fees resulting from the preparation and filing of our Form 10-SB registration statement and to the activities undertaken by management in seeking acquisition opportunities. As we continue to increase operations as we seek a viable merger candidate, we anticipate that our consulting fees and other administrative expenses will continue to increase. All of the Company's personnel are presently consultants to the Company who bill on the basis of work done for the Company which allows the Company to continue operations without full time employees and the costs associated therewith.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002 we had cash of $4,840 and a working capital deficit of $40,695, compared to a working capital deficit of $28,713 at December 2001. Funds used in operations for the first nine months of 2002 were $56,226, compared to funds provided from operations of $144 for the first nine months of 2001.

Since inception, we have financed operations primarily through sales of equity securities and shareholder loans and have raised a total of $119,069, with $70596 raised for the nine month period ended September 30, 2002. Our current operating cash expenditures are expected to be approximately $10,000.00 per month.

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

FINANCING ACTIVITIES

From February 15, 2002, through May 3, 2002, Terra Nostra conducted a private placement of its securities under Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. From this private placement, Terra Nostra raised $52,890 from the sale of 528,890 shares of its common stock, par value $0.001. Terra Nostra used these funds to retire $27,690 of aged debt and to pay operating expenses of $25,200.

REPORT OF MANAGEMENT'S RESPONSIBILITY

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures. The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

On July 3, 2002, Marcel Lalancette was appointed to the Board of Directors.

On July 25, 2002 Clifford Larry Winsor resigned as President, Secretary/Treasurer and a director of the Company. Clement Patenaude was appointed President and Regis Bosse was appointed Secretary/Treasurer on the same date.

On August 30, 2002, Clement Patenaude resigned as the Company's President and Regis Bosse resigned as Secretary. On the same date, August 30, 2002, Regis Bosse was appointed President and Richard St. Julien was appoint as Secretary.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits -

    3(i) Articles of Incorporation and amendments thereto(1)
    3(ii) Bylaws(1)
    4 Form of Common Stock Specimen(1)
    10.1 General Conveyance Agreement dated September 1, 1996, by and between the Company and Buccaneer Holdings Inc., a Belize corporation. (2)
    10.2 Purchase and Sale Agreement dated August 26, 2002 by and between the Company and Fact Corporation. (3)

    (1) Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, File No. 000-49631, filed with the SEC on February 19, 2002.
    (2) Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, Amendment No. 2, filed with the SEC on May 16, 2002, File No. 000-49631.
    (3) Filed herewith

    Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA RESOURCES LTD.

Date: November 14, 2002

By: /s/ Regis Bosse
Name: Regis Bosse
Title: President

SECTION 302 CERTIFICATIONS

I, Regis Bosse, certify that:

1. I have reviewed this quarterly report of Terra Nostra Resources, Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. As the Registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

- designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me by others within the Registrant, particularly during the period in which the quarterly report is being prepared;

- evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

- presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors:

- all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

- Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Regis Bosse
Name: Regis Bosse
Title: President (Principal Executive Officer and Principal Accounting Officer)

 ________________________

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FACT Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Regis Bosse, President and acting CFO, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2002.

By: /s/ Regis Bosse
Name: Regis Bosse
Title: President and Acting CFO