Form 10KSB
period 2002-12-31
TERRA NOSTRA RESOURCES LTD
filed 2003-04-15
CIK 1167370

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number: 0-17232

TERRA NOSTRA TECHNOLOGY LTD.
(Name of small business issuer in its charter)

NEVEDA (State or other jurisdiction of incorporation or organization)	86-0875500 (I.R.S. Employer Identification No.)

Suite 720, 2160 Rue De La Montagne,
Montreal, Quebec, Canada H3G 2T3
Telephone: 514-285-4433
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Shares, 100,000,000 No Par Value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ______No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's net revenues for its most recent fiscal year: $(227,580)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$8,417,390 as of March 26, 2003. There presently is no public market for the Registrant's common equity. The aggregate market value provided is based on the last price at which the Company sold its shares, on March 26, 2003.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,528,900 as of March 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

 PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Description and Development of Business

Unless otherwise noted, all dollar references are in U.S. Dollars.

On February 7, 1994, Terra Nostra Resources, Ltd., a Nevada corporation ("Terra Nostra" or the "Corporation") was incorporated under the laws of the State of Nevada, under the name of Renegade Recreational Rentals, Inc. On February 26, 1996, the major shareholder of the Company sold his shares to Buccaneer Holdings, Inc., a Belize corporation ("Buccaneer Belize"). On February 26, 1996, the Company started to carry on business under the fictitious business name "Buccaneer Holdings, Inc.". The Company commenced business in the oil and gas sector in August, 1996 by purchasing its first oil and gas prospect, known as the Kejr Leases from Buccaneer Belize.

On November 1, 1996, the Company was suspended by the State of Nevada for failure to pay its annual filing fees. On October 11, 2000 the Company paid all filing fees which were due and was re-instated. The Company is current on all of its filing fees with the State of Nevada since its reinstatement. On January 25, 2002, the Company changed its name to "Terra Nostra Resources Ltd". Terra Nostra was incorporated for the business of operating recreational jet boats and to license jet boat rental services in one or more resort locations in the Caribbean and in the warmer zones of the United States. The Company was to purchase its boats from Renegade Recreational Products, Inc., the exclusive manufacturer of the boat. Renegade Recreational Products, Inc. was an affiliate of the Company by virtue of a common shareholder at that time. The Company spent two years attempting to market the boats and to establish rental locations but it was unable to finalize any contracts for rental locations or to raise sufficient capital to meet its ongoing operations.

Terra Nostra appointed 3 additional members to its Board of Directors in early February 2002, each of whom has experience in the resource sector, including but not limited to mining exploration. On March 26, 2003, Terra Nostra completed an acquisition of Corporation CCIP, Inc., a private Quebec corporation ("CCIP") that specializes in viral bio-insecticide products. As part of such acquisition, Terra Nostra's appointed three new members to its Board of Directors, Louise Nadeau, Marc Fournier and Phillipe Lamontagne.

Terra Nostra's Business

In August 1996, the Company purchased from Buccaneer Belize a 10% interest in certain oil and gas assets, known as the Kejr leases by way of a loan from Buccaneer Belize in the amount of $10,450.00. On September 1, 1996, the loan for $10,450.00 was converted into 500 shares of the Company's common stock. The Company commenced business in the oil and gas industry by the drilling of the first well, the Kejr 23-11, on the leases. The well was completed and production came on line in December 1996. In December 1996, the Company acquired a 2% interest in the Hell's Canyon leases, State of Wyoming lease #96-00367, Township 52 North, Range 70 West, 6th P.M., all of Section 16 and Freehold leases, Township 52 North, Range 70 West, 6th P.M., S/2 SW/4 Section 9. The Hells Canyon Leases were acquired for $2,402.26, which was paid for by the issuance of a total of 120 shares in settlement of the purchase on March 1, 1997.

Terra Nostra participated in drilling of two further wells on the Kejr leases during 1997, one of which was a dry hole and the other well, the Kejr 24-11, which had marginal production and is presently not producing. The Company participated in drilling a well on the Hell's Canyon leases during 1997, which was also a dry hole.

After a number of dry holes, management of the Company was unable to progress the Company beyond its initial oil and gas acquisitions due to a lack of funding and a lack of experienced personnel. The Hell's Canyon leases expired in 2001. Terra Nostra presently holds a 10% working interest in one small producing well located in Colorado, the Kejr 23-11. The operation of the Kejr 23-11 well and the sale of the oil are managed by the operator, Merit Energy Company ("Merit") and thus Terra Nostra is dependent upon the expertise of Merit to deliver the output of this well in the most beneficial manner possible. The operating agreement between the Company and the operator, Merit, requires Merit to comply with any and all environmental and other governmental agency laws, regulations and permit requirements. Merit carries excess liability insurance with a limit of $5,000,000 at a cost of $180.00 per annum. The Company's portion of the liability insurance of $18.00 per annum is passed onto the Company in monthly billings for operating costs. The Company is current in payment of its operating costs. The Company was quoted $12,000. per annum for extra coverage over and above that covered by Merit as operator but declined to effect such coverage as the costs were prohibitive. Any losses or damages caused in the operation of this well that is not covered by operator's insurance would be a liability for the Company. The Company believes that the liability insurance carried by the operator is sufficient to pay for any and all claims which may arise from the operation of the well or any breaches of environmental laws, save for any claims which may be due to operator negligence or fraud. The Company could be named in any litigation brought against the operator by any party and may be found liable should the operator be unable to pay any awards from such litigation. In such event, the Company could be unable to pay and may not be able to continue to exist. The Company will also be liable for a pro-rata portion of expenses incurred in the event the well is shut-in which are estimated to be $6,000.

Terra Nostra does not and will not be sponsoring or undertaking any research and development nor does it hold any patents, copyrights or other intellectual property. Terrra Nostra's subsidiary, CCIP, anticipates that it will spend approximately $900,000 in research during the next twelve months.

Terra Nostra's business plans and operations are continuing to grow and develop. It is the intent of Terra Nostra to focus its efforts and resources in expanding the business of CCIP. Management believes that CCIP will become a very profitable industry in long term. CCIP believes that its technology allows low cost and effective development of virological bio-insecticides from viruses that have not been genetically modified. As a result, the development costs of an insecticide are believed to be significantly reduced. Currently, CCIP owns the rights to three (3) insecticides that are designed for use in North America.

The insecticide industry is very competitive and requires a substantial amount of time and capital to develop new insecticide formulas Terra Nostra faces competition from large numbers of companies engaged in the development of insecticides in North America. Many of the companies so engaged possess greater financial and personnel resources than Terra Nostra and therefore have greater leverage to use in developing formulas, funding operations, hiring personnel and marketing their production. Accordingly, a high degree of competition in these areas is expected to continue.

On February 15, 2002, Terra Nostra commenced an offering to raise $100,000.00 to pay the existing debts of the Company and to provide working capital for operations. As a result of such offering, which closed on May 3, 2002, Terra Nostra raised $52,890 at $0.10 per share, of which $27,690 was paid against total debts of $29,183. The remaining debt of $1,493 was paid by a reduction in estimated accounting fees of $700 accrued by the Company and by revenues of $793 received from oil and gas operations. The remaining funds raised from the offering were used for working capital.

The Company now hopes to raise an additional $900,000. (See "ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS AND PLAN OF OPERATION" below.) Should the Company be successful in locating further prospects it will be required to either, use the proceeds from the second offering, issue additional shares for the acquisitions, or obtain loans. It is unknown at this time whether Terra Nostra will be successful in raising any portion of its required capital.

Terra Nostra's principal place of business and its executive offices are presently located at Suite 720, 2160 Rue De La Montagne, Montreal, Quebec, Canada H3G 2T3. Terra Nostra's agent for service of process is located at 318 North Carson St., Suite 208, Carson City, Nevada 89701. (See "DESCRIPTION OF PROPERTY" below.)

Employees

At present the Company does not have any full time employees working in the offices at the Montreal office but has three part time employees who handle accounting, administration and legal functions. The Company's subsidiary, CCIP, has three full-time employees and one part-time employee.

ITEM 2. DESCRIPTION OF PROPERTIES

Principal Plants and Other Property

Terra Nostra's real estate holdings are limited to office space located at Suite 720, 2160 Rue De La Montagne, Montreal, Quebec, Canada H3G 2T3. Terra Nostra leases approximately 2,000 square at a cost of about $1,000 US ($1,500 CDN) per month. The lease expires in March 2004.

Oil and Gas Properties

As discussed above, Terra Nostra has a 10% interest in certain oil and gas leases in Colorado, known as the Kejr leases, S/2 Section 11, Township 2 South, Range 56 West, Washington County, Colorado. There is one producing well on the leases, the Kejr 23-11, and one well, the Kejr 24-11, which is presently not producing and is being evaluated by the operator as to whether to re-complete the well or to plug and abandon it. All other leases held by Terra Nostra have expired.

Terra Nostra participated in the drilling of three wells on the Kejr leases during 1996 and 1997. The Kejr 23-11 came on production in December 1996 and the Kejr 24-11, which was a marginal well, brought on production by the operator in June 1997. The third well drilled on the Kejr leases, the Keela 34-10, was a dry hole. Terra Nostra also participated in drilling a well on the Hell's Canyon leases during 1997. This well was also a dry hole and was plugged and abandoned. After the drilling of one marginal well and two dry holes the Company was unable to progress beyond its initial oil and gas acquisitions due to a lack of funding and a lack of experienced personnel. The Hell's Canyon leases expired in 2001.

Reserves

We have not filed any reports of estimated total proved net oil or gas reserves with any governmental agency.

Production

We have not provided information for the years 1999 and 2000 as the Company was in a dispute with the previous operator and has been unable to obtain any reports or records relating to the Kejr leases. Buccaneer Belize purchased the interest in the Kejr wells from Bataa Oil Inc., who was the operator of the property at the time of purchase. At the time of the purchase there were a number of other purchasers, some of whom were business associates of Buccaneer Belize who had made substantial investments with Bataa Oil, Inc. not only in relation to the Kejr wells but also in regard to other oil and gas leases. In 1999, certain of those purchasers entered into litigation with Bataa Oil, Inc. asserting claims for accounting, fraud, intentional misrepresentation, breach of fiduciary duty, damages and punitive damages. The Company was invited to participate in the litigation against Bataa Oil, Inc. but declined to do so as the costs of litigation could have been well in excess of the amount recovered. As a result of the litigation, Bataa Oil, Inc. declined to provide any operating information on the Kejr wells to any of the working interest owners including the Company. Despite repeated requests by Buccaneer Belize and the Company, the information was never provided. Also, any revenues which may have been accrued or been earned have not been received to date. Bataa Oil Inc. sold the Kejr leases to the present operator, Merit on January 1, 2001. Merit took over operation of the Kejr leases in March, 2001 and the Company then began receiving operating statements and revenues on the Kejr leases. The Company has been trying to obtain the past operating information through the newly appointed operator, Merit, who has the well files received from Bataa Oil, Inc. on the purchase of the Kejr leases. Should we be successful in obtaining the information, we do not expect to be successful in collecting any revenues that may be owing without commencing litigation against Bataa Oil, Inc. As management of the Company believes that the costs of such litigation would far exceed any revenues that may be recovered and it has no plans to attempt to collect the revenues which may be owed to the Company by Bataa by commencing litigation.

The following table sets forth certain information regarding production for the year ended December 31, 2001.

Average sales price per unit of oil produced Average production cost per unit of production	$21.91 $25.86

Acreage and Wells

Developed Acreage - As of December 31, 2001, the Company owned a working interest in 320 total gross acres and 32 total net acres; "gross acres" means acres in which Terra Nostra has a working interest and "net acres" means Terra Nostra's aggregate working interest in the gross acres. This acreage relates to S/2 Section 11, Township 2 South, Range 56 West, Washington County, Colorado known as the Kejr leases.

Undeveloped Acreage - As of December 31, 2001 the Company held no further interest in any undeveloped acres.

Drilling Activity - The Company participated in the drilling of three wells on the Kejr leases, one in 1996 and two in 1997. The Kejr 23-11 came on production in December, 1996, the Kejr 24-11 came on production in June, 1997 and the Kella 34-10 was a dry hole. The Kejr 24-11, that is presently not producing, is being evaluated by the operator who will be determining whether to re-complete the well or to plug and abandon it during 2002. The Company also participated in drilling a well on the Hell's Canyon leases during 1997 which was a dry hole. No further drilling activity has taken place since 1997.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, which trades on the OTC/BB under the symbol "TNRL", did not become approved for quotation on the OTC/BB quotation system until February 5, 2003.

As of April 13, 2003, there were 2 market makers in the Company's stock. There have been no reported trades on the OTC/BB prior to the filing of this report.

As of March 31, 2003, there were 74 record holders of the Company's stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

(b) RECENT SALES OF UNREGISTERED SECURITIES

On January 1, 2001, the Company issued a total of 19 shares to Clifford Larry Winsor in settlement of $250.00 worth of debt. This offering was conducted pursuant to Rule 4(2) of the Securities Act of 1933 as a non-public offering due to the fact that there was only one subscriber contemplated for the shares made available under this offering.

On February 12, 2002, the Company issued a total of 6,500,000 shares to International Securities Group Inc. in exchange for a promissory note in the face amount of $65,000 payable over six (6) months in equal monthly installments. This offering was conducted pursuant to Rule 4(2) of the Securities Act of 1933 as a non-public offering due to the fact that there was only one subscriber contemplated for the shares made available under this offering.

On February 15, 2002, the Company commenced a private placement of 1,000,000 shares of its common stock at $0.10 per share. The Company incurred costs and expenses totaling $4,000 for printing, legal and accounting in connection with this offering. Through May 10, 2002, the Company sold a total of 528,900 shares under this offering and realized gross proceeds of $52,890 therefrom. The sale of the common stock was exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to the Company that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Following is a list of the people that subscribed to this offering under Regulation D.

Charles J. Rumsey, Jr.
Donna Gilbrech
Bill Lannon
Hansen Retirement Strategies Pension Plan
Scott Hansen
Investment Painting Services

A majority of the sales of securities occurring under this offering were also exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, in addition to being exempt from registration pursuant to Regulation D. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by the Company nor by any affiliate or any person acting on its behalf in connection with this offering. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

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

The Company did not pay any commissions or discounts, nor were any underwriters utilized in connection with any of the offerings described above.

On March 26, 2003, the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Corporation CCIP Inc., which consists of 100 Class A shares and 115,000 Class B shares (the "Acquisition"). Under the terms of the Acquisition, fifteen million (15,000,000) common shares of the Company's Stock were issued to the shareholder of CCIP, 9126-2238 Quebec Inc., for a value of $9,000,000 US or 0.60 $ per share. The shares were issued on March 26, 2003 and delivered pursuant to the Acquisition on April 4, 2003. The control person of 9126-2238 Quebec Inc. is Mr. Louis Nadeau, who was also appointed to the Company's Board of Directors. This issuance of securities were exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, in addition to being exempt from registration pursuant to Regulation D. The issuance was an offshore transaction since the entity acquiring the shares is a Quebec corporation. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by the Company nor by any affiliate or any person acting on its behalf in connection with this offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

At present Terra Nostra has a small amount of revenue from one producing oil and gas well, however recently the expenses from that producing oil well have been in excess of any production revenue. Management is presently raising working capital for Terra Nostra as the Company presently does not have sufficient funds to continue operations.

On March 26, 2003, the Company acquired all of the issued and outstanding shares of Corporation CCIP, Inc., a private Quebec corporation ("CCIP"). CCIP offers viral bio insecticides in the North American market. CCIP owns the rights on three (3) viral bio insecticides products registered in Canada and in United States. The Company is presently evaluating the operating needs of CCIP for the upcoming twelve month period and cannot at this time anticipate such needs. Therefore, the operations of CCIP are not discussed herein.

GENERAL

During the fiscal year ended 2001, Terra Nostra's operations were limited to passive investments in oil and gas leases and one oil well. Each of these investments was acquired during the fiscal year ended December 31, 1996. At present, Terra Nostra earns minimal income from production from its oil well in Colorado. Other than these acquisitions and a few stock issuances to meet the Company's ongoing overhead, Terra Nostra was not conducting business until recently. Management is presently raising working capital for Terra Nostra as the Company will not have sufficient funds to continue operations. Capital from equity issues or borrowings will be required to fund future expansion of CCIP's business. Therefore, the audited financial statements for the fiscal years ended December 31, 2002, 2001, and 2000, included with this registration statement, are not necessarily indicative of Terra Nostra's future operations. All dollar references in this section and in our financial statements are in U.S. dollars.

PLAN OF OPERATION

Certain information in this Annual Report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends the disclosure in these sections and throughout this Prospectus to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes by identified by the Company's use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company currently does generate income from producing oil and gas properties on a monthly basis, these proceeds are minimal and thus not sufficient to meet the Company's current monthly overhead. The Company will require approximately $50,000 to cover its anticipated overhead and operational needs for the upcoming twelve month period. Revenues generated from existing operations for the next twelve months are expected to offset operational overhead by approximately $2,000. While the Company has projected revenues from its existing operations of approximately $2,000 for the next twelve months, there is no guarantee these projections will be achieved or that any revenue will be generated from these operations.

The Company expects to have a drilling obligation on the Rosebud County, Montana leases in the first quarter of 2003. At present it does not have sufficient capital to participate in that program and it will need to raise the capital as soon as the operator notices the Company. The Company anticipates that it will have to raise capital from either its officers or directors or existing shareholders. It is not known at this time whether such capital will be in the form of equity or debt or the terms applicable to raising such funds. In the event that that Company does not raise the capital, this property would revert to the vendor.

The Company is unable to state at this time the amount of funds it will be required to raise to expand the business operations of its subsidiary, CCIP, during the next twelve months. The Company expects that it will be able to obtain additional equity and/or debt financing to meet the needs of CCIP from the offering by which it is raising capital at present and from its present shareholders and directors and officers, and anticipates there will be additional costs and expenses associated with such measures, the amounts of which are presently unknown.

Terra Nostra does not anticipate incurring any product research or development during the 12 month period. However, CCIP anticipates expending approximately $700,000 to $900,000 during fiscal year 2003 in research and development. The Company intends to raise funds for research and development through equity and/or debt financings. During the next twelve months Terra Nostra expects to increase the number of its employees to 4 full-time employees and three part-time employees. CCIP does not expect to increase its number of employees during the next 12 months.

The total need for capital CCIP is not presently known as the Company just recently closed this acquisition.

RESULTS OF OPERATIONS

Revenues

Terra Nostra earned revenues of $5,937 for the fiscal year ended December 31, 2002, as compared to $2,938 in revenues from the previous year. Our revenue was derived from oil production from the Company's producing well.

Expenses

During fiscal years 2002and 2001, we incurred operating expenses of $221,295 and $1,010, respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	FISACL YEAR 2002	FISCAL YEAR 2001
Legal fees	$ 24,807	$ -
Consulting fees	$ 88,353	$ -
Other administrative expenses	$ 108,353	$1,010
TOTAL	$ 221,295	$1,010

Consulting fees include the costs of executive management and administrative consultants. No such fees or costs were incurred during fiscal year 2001, due to the fact that the Company was not actively in operations. Other administrative expenses have increased substantially during fiscal year 2002, compared to fiscal year 2001. This is primarily due to state filing fees and increased auditing fees resulting from the preparation and filing of our Form 10-SB registration statement and to the activities undertaken by management in seeking acquisition opportunities. As we continue to increase operations from our acquisition of Corporation CCIP, we anticipate that our salaries, wages, consulting fees and other administrative expenses will continue to increase. All of the Company's personnel are presently consultants to the Company who bill on the basis of work done for the Company which allows the Company to continue operations without full time employees and the costs associated therewith.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002 we had cash of $2,665 and a working capital deficit of $142,887, compared to a working capital deficit of $28,713 at December 2001. Funds used in operations during fiscal year 2002 were $70,278, compared to funds provided from operations of $251 for fiscal year 2001. Since inception, we have financed operations primarily through sales of equity securities and shareholder loans and have raised a total of $140,460. Our current operating cash expenditures are expected to be approximately $10,000.00 per month. The operating cash expenditures of Corporation CCIP are not known at this time.

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

ITEM 7. FINANCIAL STATEMENTS

Terra Nostra Resources Ltd.
(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

December 31, 2002

Stan J. H. Lee, CPA a member firm of DMHD Hamilton Clark & Co. 2182 Lemoine Ave., Suite 200 Fort Lee, NJ 07024	Tel: (201)681-7475 Fax: (815) 846-7550 e-mail: stanL@dmhdxcpa.com

INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

The Board of Directors
Terra Nostra Resources Ltd.
(A Development Stage Company)
Montreal, Quebec

I have audited the accompanying balance sheets of Terra Nostra Resources Ltd. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity and cash flows for the period from February 7, 1994 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audits in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terra Nostra Resources Ltd. (a Development Stage Company) as of December 31, 2002 and 2001, and the results of its operations and cash flows for the period from February 7, 1994 8, (inception) to December 31, 2002 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company was only recently formed, has no revenues and has not yet commenced any formal business operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA /s/
----------------------
Stan J. H. Lee, CPA
License # CC 23007
April 7, 2003
Fort Lee, New Jersey

TERRA NOSTRA RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
	December 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash	$2,665	$470
Accounts receivable	4,518	--
Loan receivable (related party)(Note 4)	5,000	--
Prepaid Expenses	1,193	--
Total Current Assets	13,376	470

Fixed Assets
Oil and gas leases	63,330	53,330
Less: accumulated depletion and impairment	(63,330)	(53,330)
Total Fixed Assets	--	--

Total Assets	$13,376	$470

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$147,544	$530
Accounts payable (related party)	3,864	--
Accrued expenses	4,845	3,000
Shareholders' Loans	--	25,653
Total Current Liabilities	156,253	29,183

Future Site Restoration	4,484	4,194

Stockholders' Equity(Note 5) Common Stock - authorized 100,000,000 shares of 0.001 par value; 14,568,900 and 1,000 issued and outstanding for 2002 and 2001	150,710	22,820
Proceeds due from the issue of common stock	(14,764)	--
Accumulated deficit	(283,307)	(55,727)
Total Stockholders' Equity	(147,361)	(32,907)

Total Liabilities and Stockholders' Equity	$13,376	$470

TERRA NOSTRA RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	Year ending December 31, 2002	Year ending December 31, 2001	From Inception (February 7, 1994) through December 31, 2002

Sales & other revenues
Petroleum & natural gas (net of royalties)	$5,937	$2,938	$30,287
Less:
Related costs (including depletion and impairment)	(12,222)	(3,629)	(79,529)
	(6,285)	(691)	(49,242)

Expenses
Legal	24,807	--	24,807
Consulting fees	88,353	--	88,353
Other Administrative expenses	108,135	1,010	114,360
	221,295	1,010	227,520

Earnings (Loss) from operations	(227,580)	(1,701)	(276,762)

Other income and expenses
Write off loan receivable	--	--	(7,056)
Business tax refund	--	511	511
	(227,580)	511	(283,307)

Provision for income taxes	--	--	--

Net Income (Loss)	$(227,580)	$(1,190)	$(283,307)

Net Income (Loss) per Common Share	$(0.017)	$(1.19)	$(0.05)

Weighted Average Number of Common Shares Used in Calculation	13,625,002	1,000	5,823,396

TERRA NOSTRA RESOURCES LTD.
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED
DECEMBER 31,2002 and 2001

	Common Stock
	Shares	Amount	Accumulated Surplus (Deficit)	Total Shareholders Equity
Balance at December 31, 2000	981	22,570	(54,537)	(31,967)
Issue of Common Stock	19	250	--	250
Net (loss) - year 2001	--	--	(1,190)	(1,190)
Balance at December 31, 2001	1,000	$ 22,820	$ (55,727)	$ (32,907)
Forward split at 7500:1	7,500,000	$ 22,820	$ (55,727)	$ (32,907)
Issue of Common Stock	7,028,900	117,890	--	117,890
Proceeds due from the issue of common stock	--	(14,764)	--	(14,764)
Stock issued to acquire oil & gas leases	40,000	10,000	--	10,000
Loss for the year	--	--	(227,580)	(227,580)
Balance December 31, 2002 - before adjustment	14,568,900	135,946	(283,307)	(147,361)

 TERRA NOSTRA RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	Year ending December 31, 2002	Year ending December 31, 2001	From Inception (February 7, 1994) through December 31, 2002

Cash From Operating Activities:
Net (loss) from continuing operations	(227,580)	(1,190)	(283,307)
Reconciling adjustments
Depreciation and amortization	10,290	161	67,814
Changes in operating assets and liabilities
Accounts receivable	(4,518)	--	(4,518)
Prepaid Expenses	(1,193)	--	(1,193)
Accounts payable and accrued expenses	152,723	1,280	156,253
Net Cash Flows From Operating Activities	(70,278)	251	(64,951)

Cash From Investing Activities:
Loans receivable	(5,000)	--	(5,000)
Acquisition of oil and gas properties	--	--	(53,330)
Net Cash Flows From Investing Activities	(5,000)	--	(58,330)

Cash From Financing Activities:
Issue of common stock	117,890	--	140,460
Proceeds due from the issue of common stock	(14,764)	--	(14,764)
Shareholders' loan	(25,653)	219	250
Net Cash Flows From Financing Activities	77,473	219	125,946

Net change in cash and cash equivalents	2,195	470	2,665
Cash at beginning of period	470	--	--
Cash at end of period	2,665	470	2,665

Supplementary disclosure of cash flow transactions
Non Cash Investing and Financing Activities
Movement in Shareholders' loan	--	(31)	25,653
Common stock issued in part settlement of shareholders' loan	--	250	250
Cash received	--	219	25,903

Oil & gas leases acquired through the issuance of shares	10,000	--	10,000

TERRA NOSTRA RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

This summary of significant accounting policies of Terra Nostra Resources Ltd. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Organization and Description of Business

Renegade Recreational Rentals Inc. (the "Company") was incorporated under the laws of the State of Nevada on February 7, 1994 for the purpose of renting jet boats. The Company's Charter was revoked on November 1, 1996 and subsequently re-instated on October 11, 2000. The Company name has been changed to Terra Nostra Resources Ltd.

Operations

During 1994, the Company funded the development of a jet boat prototype. Due to inherent mechanical and structural problems with the jet boat, the project was deemed infeasible and subsequently abandoned.

Oil and Gas Activities

During the year 1996, Company acquired a 10% interest in certain Petroleum and Natural Gas Rights located in Washington County, Colorado, known as the "Kejr Prospect". In 1997, the Company acquired a 2% interest in Petroleum and Natural Gas Rights located in Wyoming, known as "Hells Canyon Prospect".

The Company has elected to follow the full cost method of accounting for these activities. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are depleted on the unit of production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value" discounted at a 10-precent interest rate of future net revenues from proved reserves based on current economic and operating conditions, plus the lower of cost or fair market value of unproved reserves.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized. At December 31, 2002, the average production cost per unit of oil was greater than the average sales price per unit of oil produced. Accordingly, the oil and gas leases have been written down in their entirety.

Foreign Currency

The functional currency of the Company is the United States dollar. The Company has adopted SFAS 52 for accounting for foreign currency transactions. Generally, the Company measures transactions in foreign currencies at the transaction date using the spot exchange rate, and records a currency gain or loss (if any) at the date of settlement.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted account principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share are not presented because they are anti-dilutive.

Estimated Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, loans receivable, prepaid expenses, accounts payable, and accrued expenses reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company has no sources of comprehensive income.

Income taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Other

The Company's fiscal year end is December 31, 2002

The Company paid no dividends during the periods presented.

Certain comparative figures have been reclassified to conform to the current year presentation.

The Company consists of one reportable business segment.

The Company has no advertising expenses.

Note 2 - Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has insufficient working capital. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management believes it can obtain additional funding in order to complete its business plan.

Note 3 - Development Stage Company

Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Note 4 - Loans Receivable (related party)

The loan is unsecured, interest free and repayable on demand.

Note 5 - Stockholders' Equity

The Company is authorized to issue 100 million shares of common stock at a par value of $0.001 and had 14,528,900 shares of common stock issued and outstanding as of December 31, 2002 and 1,000 for the year 2001.

Note 6 - Related Party Transactions

A shareholder provided services totaling $4,073 during the year, of which $3,864 remains unpaid at the end of the year.

Note 7 - Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

There were no current or deferred income tax expenses or benefits due to the fact that the Company did not have any material operations for the three years period.

The income taxes were calculated at the statutory rates of the federal and state franchise tax authorities.

The Company has incurred losses that can be carried forward to offset future earnings of condition of the Internal Revenue Codes are met.

Note 8 - Subsequent Events

On March 26, 2003, the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Corporation CCIP Inc. ("CCIP") a corporation duly constituted under the laws of the province of Quebec, which consists of 100 Class A shares and 115,000 Class B shares. Under the terms of the Acquisition, fifteen million (15,000,000) common shares of the Company's Stock were issued to the shareholders of CCIP for a value of 9,000,000 $ US or 0.60 $ per share. The issuance of the shares took place on March 26, 2003 and the delivery of the shares pursuant to the Acquisition took place on April 4, 2003

In connection with the acquisition of CCIP, the Company has changed its name to Terra Nostra Technology Ltd, effective on April 2, 2003, which change was approved by the written consent of a majority of the outstanding shares of the Company's common stock. On April 2, 2003, the Company filed with the Secretary of the State of Nevada a Certificate of Amendment to its Articles of Incorporation (the "Amendment to the Articles"), which included this change to the Company's name.

Following the completion of the transaction described above, the majority shareholder of Terra Nostra Technology Ltd. is now 9126-2238 Quebec Inc., controlled by Mr. Louis Nadeau as its sole shareholder. 9126-2238 Quebec Inc. has received 15,000,000 shares of the Company's common stock in consideration for all of the issued and outstanding acquired shares of Corporation CCIP Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) The following table sets forth the names and ages of all directors and executive officers of Terra Nostra as of December 31, 2002, indicating all positions and offices with Terra Nostra held by each such person:
Name	Age	Title and Position Held
Regis Bosse	49	President/Treasurer, Member of the Board of Directors
Richard St. Julien	33	Secretary, Member of the Board of Directors
Louis Nadeau	N/A	President of CCIP, Member of the Board of Directors
Marc Fournier	N/A	Member of the Board of Directors
Phillipe Lamontagne	N/A	Member of the Board of Directors

The members of Terra Nostra's Board of Directors are elected by the holders of Terra Nostra's common stock. Cumulative voting for directors is not permitted. The current management group intends to give notice of and hold the Company's Annual Shareholders' Meeting on May 30, 2003. The term of office of directors of Terra Nostra ends at the next annual meeting of Terra Nostra's shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in Terra Nostra's bylaws to be held on a date as fixed from time to time by the Board of Directors. The term of office of each officer of Terra Nostra ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. No organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of Terra Nostra.

Mr. Regis Bosse - President/Treasurer, Member of the Board of Directors. Mr. Bosse joined the Board of Directors of Terra Nostra on February 5, 2002 and became the Company's President and Treasurer on August 30, 2002. From 1999 to present, Mr. Bosse was the Executive Vice President of Arena Gold Resources Inc., a reporting issuer under the securities laws of the Provinces of Quebec, Alberta and British Columbia. From 1997 to 1999, Mr. Bosse was an investment advisor with Desjardins Securities. From 1980 to 1996, Mr. Bosse practiced as a Certified General Accountant. Mr. Bosse received his degree as a certified general account in 1978 and took the Canadian Securities Course and received his Canadian Securities Diploma in 1996.

Mr. Richard St. Julien -Secretary, Member of the Board of Directors. Mr. St. Julien joined the Board of Directors and was named the Company's Secretary on August 30, 2002. Mr. St. Julien has also been a member of the Board of Directors of Vectoria Inc., an internet telephony services company, since November 2001. Mr. St. Julien has a Bachelor of Law degree from the University of Ottawa. He practices Commercial and International Law since 1992. He has been a practicing attorney since that time and is involved in numerous business ventures as entrepreneur. He has recently moved to Montreal and specializes in International Business Law and Canadian securities law with strategic partners in Western Canada and the USA.

Mr. Louis Nadeau - President of CCIP and Member of the Board of Directors. Mr. Nadeau is the President and a member of the Board of Directors of CCIP and of Terra Nostra. In fact, Mr. Nadeau is a co-founder of CCIP. Before that, he worked in many sectors of activity including management of an Internet company and an entertainment and distribution company. He was also the director of a company who created natural scale interactive games. Mr. Nadeau is an experienced businessman and he has been involved in project financing for CCIP.

Mr. Marc Fournier - Member of the Board of Directors. Mr. Fournier is a co-founder of CCIP and has a Masters Degree in Behavioral Ecology, and has been working in insects for more than eight years. He was Head of the Entomology section of the Laboratory of Biocontrol in the Horticulture Research Center (CRH) at Laval University. He participated in several projects, the common purpose of which was to find an agent for biologic fight (predatory insect, virus, bacteria, mushroom or nematode) for the repression of devastating pests in agriculture. He has worked on programs about synergy between biopesticides with Btt base and the predators of the Colorado beetle of the potato. During those years he has acquired precious training and experience to develop programs to control devastating or harmful insects.

Mr. Phillip Lamontagne - Member of the Board of Directors. Mr. Lamontagne has a bachelor degree in biology. He worked three years as entomologist on a project to integrate pest management for Balsam fir aphids. He worked to reduce the pesticides utilisation by the use of natural enemies against pests. He developed an aphids resistant Balsam Fir tree. After that he created a toy company, which produced puzzles for young children. Finally, he jointed CCIP and become a supervisor of the company.

The Board of Directors of Terra Nostra Resources Ltd. presently has no audit committee. The term of office for each director is one (1) year, or until his/her successor is elected at Terra Nostra's annual meeting and qualified. The term of office for each officer of Terra Nostra is at the pleasure of the board of directors.

(b) As of the date of the filing of this report, the Company has not adopted a code of ethics that applies to is principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company intends to prepare such a code of ethics and present it to its Board of Directors for adoption during the second quarter of fiscal year 2003. Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the year ending December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for the individuals who served as the CEO of Terra Nostra during any portion of the last 3 fiscal years. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of Terra Nostra are included in the table.

Annual Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa-tion Stock	Restricted Stock Award ($)	Securities Underlying Options/SARs (#)	LTIP	Other
Clifford L. Winsor, President and Director	2000	$0	0	0	0	0	0	0
Clifford L. Winsor, President and Director	2001	$0	0	0	0	0	0	0
Clifford L. Winsor, President and Director	2002	$0	0	0	0	0	0	0
Regis Bosse, President and Director	2002	$0	0	0	0	0	0	0

Compensation Pursuant to Management Contracts.

Terra Nostra presently does not have any management contracts. Terra Nostra currently receives management, accounting, legal and administrative services at no cost from International Securities Group Inc., the Company's largest shareholder. The Company expects sometime during fiscal year 2002 to commence incurring costs and paying for management and other employment services either through management contracts or employment contracts.

Other Compensation

None; no stock appreciation rights or warrants exist.

Compensation of Directors

Terra Nostra did not pay any compensation services to directors during the fiscal year ended December 31, 2001. Terra Nostra presently has no plans to compensate its directors.

Termination of Employment and Change of Control Arrangements

None.

Key Employees Incentive Stock Option Plan

None.

The Company does not pay non-officer directors for their services as such, nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2003, with respect to the beneficial ownership of Terra Nostra's common stock by each person known by Terra Nostra to be the beneficial owner of more than 5% of the outstanding common stock, by each of Terra Nostra's officers and directors, and by the officers and directors of Terra Nostra as a group. As pf such date, 14,528,900 shares were issued and outstanding. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued:
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	9126-2238 Quebec Inc. 315 Rue MacDonald, Suite 302 St. Jean Sure Richelieu, Quebec J38 8J3	15,000,000	51%

The following sets forth information with respect to Terra Nostra's Common Stock beneficially owned by each Officer and Director and by all Directors and Officers as a group.
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Regis Bosse, President/Treasurer, Director 720, 2160 Rue De La Montagne, Montreal, Quebec, Canada H3G 2T3	500,000	1.7%
Common	Richard St. Julien, Director, Secretary/Treasurer 720, 2160 Rue De La Montagne, Montreal, Quebec, Canada H3G 2T3	-0-	-0-
Common	Louis Nadeau, Director 182 57th East Street Quebec City, Quebec G1H 2G2	15,000,000(1)	51%
Common	Marc Fournier 182 57th East Street Quebec City, Quebec G1H 2G2	-0-	-0-
Common	Phillipe Lamontagne 182 57th East Street Quebec City, Quebec G1H 2G2	-0-	-0-
Common shares held by directors and officers as a group		15,500,000	52.7%

(1) These shares are held in the name of 9126-2238 Quebec Inc., a private Quebec corporation, which is controlled by Mr. Nadeau.

CHANGES OF CONTROL

The acquisition of CCIP resulted in a change of control of the Company as 15,000,000 shares of the Company's common stock were issued to 9126-2238 Quebec Inc., which is controlled by Louis Nadeau. Prior to the acquisition of CCIP, there were 14,528,900 shares of common stock issued and outstanding. As a result, Mr. Nadeau controls 51% of the Company's total issued and outstanding shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Clifford L. Winsor, an officer and member of the Board of Directors of the Company from February 7, 1994 to July 25, 2002, personally funded a total of $10,146 from incorporation to February 1, 2002. Mr. Winsor accepted the following shares in partial settlement of the amount owed to him by the Company. At December 31, 2001 the Company owed Mr. Winsor a total of $8,786. As at the date of this filing, the Company the debt to Mr. Winsor was paid in full.

Date	Shares	Amount
February 7, 1994	27	275
April 1, 1995	19	185
March 16, 1997	65	650
January 1, 2001	19	250
	130	$1490

On February 12, 2002, the Company issued a total of 6,500,000 shares to International Securities Group Inc., the Company that handles the administration, legal and accounting services and provides office space to the Company. The shares were issued pursuant to a promissory note between International Securities Group Inc. and the Company. As of the date of this filing an amount of $11,807 remained owing to the Company from International Securities Group Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

3(i)	Articles of Incorporation and amendments thereto	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3(ii)	Form of Common Stock Specimen	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
4	Bylaws	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.1	General Conveyance Agreement dated September 1, 1996, by and between the Company and Buccaneer Holdings Inc., a Belize corporation	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, Amendment No. 2, filed with the SEC on May 16, 2002, file number 000- 49631.
23.1	Consent of Stan J.H. Lee	Filed herewith.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

None.

ITEM 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA TECHNOLOGY LTD.

By:/s/ REGIS BOSSSE

Name: Regis Bosse
Title: President. Principal Executive, Financial and Accounting Officer
Date: April 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ REGIS BOSSE

Name: Regis Bosse
Title: President and Member of the Board of Directors
Date: April 15, 2003

By:/s/ RICHARD ST. JULIEN
Name: Richard St. Julien
Title: Member of the Board of Directors
Date: April 15, 2003

By: /s/ LOUIS NADEAU
Name: Louis Nadeau
Title: Member of the Board of Directors
Date: April 15, 2003

By:/s/ MARC FOURNIER
Name: Marc Fournier
Title: Member of the Board of Directors
Date: April 15, 2003

By:/s/ PHILLIPE LAMONTAGNE
Name: Phillipe Lamontagne
Title: Member of the Board of Directors
Date: April 15, 2003

SECTION 302 CERTIFICATION

I, Regis Bosse, certify that:

1. I have reviewed this annual report of Terra Nostra Technology Ltd. (the "Registrant")

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the Registrant's sole certifying officer, I

a) am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant;

b) have designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the annual report is being prepared;

c) have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

d) have presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. As the Registrant's sole certifying officer, I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. As the Registrant's sole certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 15, 2003	By:	/s/ REGIS BOSSE Name: Regis Bosse Title: President and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Annual Report of Terra Nostra Technology Ltd. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Regis Bosse, President and acting CFO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ REGIS BOSSE

Name: Regis Bosse

Title: President, acting CFO

Dated: April 15, 2003