Form 10QSB
period 2003-03-31
TERRA NOSTRA TECHNOLOGY LTD
filed 2003-05-20
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission file number 0-17232

TERRA NOSTRA TECHNOLOGY LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA	86-0875500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 740, 2160 rue de la Montagne,
Montreal, Quebec, Canada H3G 2T3
(Address of principal executive offices)

(514) 285-4433
(Issuer's telephone number)

Formerly TERRA NOSTRA RESOURCES LTD.
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

29,528,900 shares of common stock, $0.001 par value, as of May 11, 2003

Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Financial Statements filed on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.

TERRA NOSTRA TECHNOLOGY LTD.
(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS
Current Assets
Cash	$8,187	$2,665
Accounts receivable	18,640	4,518
Loan receivable	5,000	5,000
Prepaid Expenses	2,875	1,193
Total Current Assets	34,702	13,376

Property and Equipment
Equipment	82,281	--
Oil and gas leases	63,424	63,330
Less: accumulated depletion and impairment	(63,434)	(63,330)
Total Fixed Assets	82,281	--
Goodwill	8,944,753	--

Total Assets	$9,061,736	$13,376

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$207,852	$147,544
Accounts payable (related party)	--	3,864
Accrued expenses	500	4,845
Deferred income	19,241	--
Loans payable	11,555	--
Total Current Liabilities	239,148	156,253
Future Site Restoration	4,552	4,484

Stockholders' Equity Common Stock - authorized 100,000,000 shares of 0.001 par value; 29,528,900 and 14,528,900 issued and outstanding for 2003 and 2002	9,150,710	150,710
Proceeds due from the issue of common stock	(9,034)	(14,764)
Accumulated deficit	(323,640)	(283,307)
Total Stockholders' Equity	8,818,036	(147,361)

Total Liabilities and Stockholders' Equity	$9,061,736	$13,376

F-1

TERRA NOSTRA TECHNOLOGY LTD.
(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	Quarter ended March 31, 2003 (Unaudited)	Quarter ended March 31, 2002 (Unaudited)	From Inception (February 7, 1994) through March 31, 2003 (Unaudited)

Revenues
Petroleum & natural gas (net of royalties)	$519	$1,073	$30,806
Insecticides	605	--	605

	1,124	1,073	31,411

Costs and Expenses
Petroleum and natural gas related costs (including depletion and impairment)	733	629	69,972
Insecticides	453	--	453
Legal	830	--	25,637
Consulting fees	8,766	12,400	97,119
Other Administrative expenses	30,675	2,014	155,325
	41,457	15,043	348,506

Earnings (Loss) from operations	(40,333)	(13,970)	(317,095)

Other income and expenses
Write off loan receivable	--	--	(7,056)
Business tax refund	--	--	511
	(40,333)	(13,970)	(323,640)

Provision for income taxes	--	--	--

Net Income (Loss)	$(40,333)	$(13,970)	$(323,640)

Net Income (Loss) per Common Share	$(0.003)	$(0.001)	$(0.05)

Weighted Average Number of Common Shares Used in Calculation	15,402,233	10,920,278	6,082,173

 F-2

TERRA NOSTRA TECHNOLOGY LTD.
(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	Quarter ended March 31, 2003 (Unaudited)	Quarter ended March 31, 2002 (Unaudited)	From Inception (February 7, 1994) through March 31, 2003 (Unaudited)

Cash From Operating Activities:
Net (loss) from continuing operations	(40,333)	(13,631)	(323,640)
Reconciling adjustments
Depreciation and amortization	68	74	67,882
Changes in operating assets and liabilities
Accounts receivable	(1,456)	(1)	(6,078)
Prepaid Expenses	(1,262)	--	(2,455)
Accounts payable and accrued expenses	32,415	(2,319)	191,330
Net Cash Flows From Operating Activities	(10,568)	(15,877)	(72,961)

Cash From Investing Activities:
Loans receivable	--	(40,501)	(5,000)
Acquisition of oil and gas properties	--	--	(53,330)
Net Cash Flows From Investing Activities	--	(40,501)	(58,330)

Cash From Financing Activities:
Issue of common stock	165	76,500	140,625
Loans payable	10,195	--	10,195
Investor deposits	--	500	--
Proceeds due from the issue of common stock	5,730	--	(11,592)
Shareholders' loan	--	(12,793)	250
Net Cash Flows From Financing Activities	16,090	64,207	139,478

Net change in cash and cash equivalents	5,522	7,829	8,187
Cash at beginning of period	2,665	475	--
Cash at end of period	8,187	8,304	8,187

Supplementary disclosure of cash flow transactions
Non Cash Investing and Financing Activities
Movement in Shareholders' loan	--	--	25,653
Common stock issued in part settlement of shareholders' loan	--	--	250
Cash received	--	--	25,903

Oil & gas leases acquired through the issuance of shares	--	--	10,000

Acquisition of Corporation CCIP Inc.
Common stock issued to acquire CCIP	9,000,000	--	9,000,000
Assets and Liabilities acquired:
Cash	165	--	165
Accounts Receivable	12,666	--	12,666
Prepaid expenses	420	--	420
Equipment	82,281	--	82,281
Accounts payable	(19,684)	--	(19,684)
Deferred income	(19,241)	--	(19,241)
Loan payable	(1,360)	--	(1,360)
	55,247	--	55,247

Goodwill on acquisition	8,944,753	--	8,944,753

F-3 to F-4

TERRA NOSTRA TECHNOLOGY LTD.
(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Accumulated Surplus (Deficit)	Total Shareholders Equity
Balance at December 31, 2000	981	22,570	(54,537)	(31,967)
Issue of Common Stock	19	250	--	250
Net (loss) - year 2001	--	--	(1,190)	(1,190)
Balance at December 31, 2001	1,000	22,820	(55,727)	(32,907)
Forward split at 7500:1	7,500,000	22,820	(55,727)	(32,907)
Issue of Common Stock	7,028,900	117,890	--	117,890
Proceeds due from the issue of common stock	--	(14,764)	--	(14,764)
Stock issued to acquire oil & gas leases	40,000	10,000	--	10,000
Loss for the year	--	--	(227,580)	(227,580)
Balance at December 31, 2002	14,568,900	135,946	(283,307)	(147,361)
Issue of Common Stock	15,000,000	9,000,000	--	9,000,000
Reduction in proceeds due from the issue of common stock	--	5,730	--	5,730
Loss	--	--	(40,333)	(40,333)
Balance at March 31, 2003	29,568,900	9,141,676	(323,640)	8,818,036

F-5

TERRA NOSTRA TECHNOLOGY LTD.
(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)
(A DEVELOPMENT STAGE COMPANY)

Notes to Unaudited Financial Statements

March 31, 2003

Note 1 - Management's Statement

The financial statements included herein have been prepared by Terra Nostra Technology Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2002, audited financial statements and the accompanying notes included in the Annual Report on Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2 - Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated as Renegade Recreational Rentals Inc. under the laws of the State of Nevada on February 7, 1994 for the purpose of renting jet boats. The Company's Charter was revoked on November 1, 1996 and subsequently re-instated on October 11, 2000. The Company's name was changed to Terra Nostra Resources Ltd. on January 25, 2002 and further changed to Terra Nostra Technology Ltd. on April 2, 2003

The Company owns interests in producing oil and gas properties located in Washington County, Colorado and exploration oil and gas leases in Rosebud County, Montana.

Note 3 - Acquisition of Corporation CCIP Inc.

On March 26, 2003, the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Corporation CCIP Inc., a private Quebec, Canada corporation ("CCIP"), which consists of 100 Class A shares and 115,000 Class B shares. Under the terms of the acquisition, 15,000,000 common shares of the Company's Stock were issued to the shareholders of CCIP for a value of $9,000,000 ($0.60per share). The issuance and delivery of the Company's shares pursuant to the acquisition will take place on April 4, 2003.

CCIP offers viral bio insecticides produced by them on the North American market. CCIP owns the rights on three viral bio insecticides products registered in Canada.

F-6

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS

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

CHANGES IN FINANCIAL CONDITION

Due to the acquisition of CCIP Corporation on March 26, 2003, the financial condition of Terra Nostra Technology Ltd. has changed significantly. As of December 31, 2002, the Company had total assets of $13,376. As a result of the acquisition of CCIP, the Company has total assets of $9,061,736. Almost all of the increase in the Company's assets is due to goodwill in the amount of $8,944,753 which relates to the deemed value of $9,000,000 ascribed to the 15,000,000 shares of common stock issued by the Company to acquire all of the outstanding shares of CCIP. The Company's cash and cash equivalents increased from $2,665 on December 31, 2002 to $8,187 on March 31, 2003 and there was an increase in accounts receivable from $4,518 on December 31, 2002 to $18,640 on March 31, 2003.

The Company's management believes that the operations of CCIP Corporation will generate sufficient revenues to meet the operating expenses of Terra Nostra and CCIP. The Company will need to raise approximately $500,000USD to finance the expansion of CCIP. There are no guarantees that such financing can be achieved at this time. The Company has not entered into discussions with any particular funding source regarding such fundraising.

Balance Sheet Data:
	March 31, 2003	December 31, 2002
Cash and cash equivalents	$8,187	$2,665
Account receivable	$18,640	$4,518
Loan receivable	$5,000	$5,000
Prepaid expenses	$2,875	$1,193
Other assets	$82	$-
Goodwill	$8,944,753	$-
Oil and gas leases	$-	$-
Total assets	$9,061,736	$13,376
Total stockholders' equity	$8,818,036	$(147,361)

RESULTS OF OPERATIONS

Revenues

Terra Nostra earned revenues of $1,124 for the three months ended March 31, 2003, with revenues during the same period from the previous year being $1073. Our revenue was derived from oil production from the Company's producing well. .

Expenses
Statement of Operations Data:

	THREE MONTH PERIOD ENDED MARCH 31, 2003	THREE MONTH PERIOD ENDED MARCH 31, 2002
Net Sales	$1,124	$1,073
Loss from operations	($40,333)	$(13,970)
Net Income (loss)	($40,333)	$(13,970)
Net Income (loss) per common share	($0.003)	$0.001
Weighted average common shares outstanding	15,402,233	10,920,278

 During the three months ended March 31, 2003 and 2002, we incurred operating expenses of $41,457 and $15,043, respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	THREE MONTH PERIOD ENDED MARCH 31, 2003	THREE MONTH PERIOD ENDED MARCH 31, 2002
Legal fees	$ 830	$ -
Consulting fees	$ 8,766	$ 12,400
Other administrative expenses	$ 30,675	$ 2,014
TOTAL	$ 41,457	$ 15,043

Other administrative expenses have increased substantially during the first three months of 2003, compared to the same period in 2002. This is primarily due to the activities undertaken by management in seeking acquisition opportunities and the results of operations of CCIP during the period from the Company's acquisition of CCIP. As we continue the operations of CCIP, we anticipate our administrative expenses will continue to increase.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 we had cash of $8,187 and a working capital deficit of ($323,640), compared to cash of $2,665 and a working capital deficit of ($283,307) at December 2002.

Funds used in operations for the first three months of 2003 were $10,568, compared to funds provided from operations of $15,877 for the first three months of 2002.

Since inception, we have financed operations primarily through sales of equity securities and shareholder loans and have raised a total of $139,478, with $16,090 raised for the three month period ended March 31, 2003.

Our current operating cash expenditures are expected to be approximately $15,000.00 per month.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

On March 26, 2003, the Company entered into an agreement for the issuance of 15 million shares of its common stock to 9126-2238 Quebec Inc., a private company controlled by Mr. Louis Nadeau. These shares were issued on April 4, 2003 in exchange for all of the issued and outstanding shares of CCIP Corporation Inc., a private Quebec Corporation. The shares were issued at a deemed value of $9,000,000. These shares were issued pursuant to Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. No commissions or finders fees were paid in connection with this issuance.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

On March 26, 2003, the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of CCIP, which consists of 100 Class A shares and 115,000 Class B shares (the "Acquisition"). Under the terms of the Acquisition, fifteen million (15,000,000) common shares of the Company's Stock were issued to the shareholders of CCIP for a value of 9,000,000 $ US or 0.60 $ per share. The issuance and delivery of the Company's shares pursuant to the Acquisition will take place on April 4, 2003.

CCIP is the only corporation offering viral bio insecticides produced by them on the North American market. CCIP owns the rights on three viral bio insecticides products registered in Canada.

One of these registered products is used to control the American, European and Asian gypsy moth. It is the only viral bio insecticide for gypsy moth on the market and offers a significant cost savings versus chemicals products. The products produced by CCIP are natural and do not interfere in the biology of the plants or other animals or insects.

CCIP's products developed for the North American market are very promising for the international market. The South American and Asian markets are particularly interesting for agricultural products since very often the devastating insects from those regions are similar to those in North American. The first product in that will be commercialized in Asia is Disparvirus, which is used against the gypsy moth. CCIP believes that this product can be adapted for the use in other country in the world. CCIP has the capacity and expertise to develop other viral bio insecticide for specific needs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits -

    3(i)(a) Articles of Incorporation (1)
    3(i)(b) Amendment to Articles of Incorporation dated January 25, 2002. (5)
    3(i)(c) Amendment to Articles of Incorporation dated February 5, 2002. (1)
    3(i)(d) Amendment to Articles of Incorporation dated April 2, 2003. (4)
    3(ii) Bylaws(1)
    4 Form of Common Stock Specimen(1)
    10.1 General Conveyance Agreement dated September 1, 1996, by and between the Company and Buccaneer Holdings Inc., a Belize corporation. (2)
    10.2 Purchase and Sale Agreement dated August 26, 2002 by and between the Company and Fact Corporation. (3)
    10.3 Share Exchange Agreement dated March 26, 2003 by and between the Company and 9126-2238 Quebec Inc. (4)
    (1) Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, File No. 000-49631, filed with the SEC on February 19, 2002.
    (2) Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, Amendment No. 2, filed with the SEC on May 16, 2002, File No. 000-49631.
    (3) Incorporated by reference to the Exhibits attached to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2002.
    (4) Incorporated by reference to the Exhibits attached to the Company's Current Report on Form 8-K dated March 28, 2003.
    (5) Filed herewith.

    Reports on Form 8-K - On April 2, 2003, the Company filed a Current Report on Form 8-K reporting the acquisition of CCIP Corporation, the change of the Company's name to Terra Nostra Technology Ltd., a change in control of the Company, and the resignation of certain directors and the appointment of new directors. No financial statements of CCIP were filed at the time that the 8-K was filed but will be filed within 60 days of the report. The report was dated March 28, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA TECHNOLOGY LTD.

Date: May 20, 2003

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

Date: May 20, 2003

By: /s/ Regis Bosse Name: Regis Bosse Title: President (Principal Executive Officer and Principal Accounting Officer)

________________________

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Terra Nostra Technology Ltd. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Regis Bosse, President and acting CFO, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 20, 2003

By: /s/ Regis Bosse Name: Regis Bosse Title: President and Acting CFO