Form 10QSB
period 2003-06-30
TERRA NOSTRA TECHNOLOGY LTD
filed 2003-08-19
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the las practicable date:

29,528,900 shares of Class A common stock, $0.001 par value, as of August 15, 2003

Transitional Small Business Disclosure Format (check one): Yes No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
Page

Unaudited Consolidated Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5 to 6

Statements of Stockholders' Equity	7

Notes to Unaudited Consolidated Financial Statements	8

TERRA NOSTRA TECHNOLOGY LTD. (formerly Terra Nostra Resources Ltd.)

(A Development Stage Company)

Consolidated Balance Sheets (unaudited)
	June 30, 2003	December 31, 2002
	(Unaudited)	Restated (Note 1)
ASSETS
Current Assets
Cash	$13,940	$2,665
Accounts receivable	7,755	4,518
Loans receivable	-	5,000
Due from related party	2,019	-
Prepaid expenses	7,339	1,193
Total Current Assets	31,053	13,376

Property and Equipment
Equipment	91,182	-
Oil & Gas Leases	-	63,330
Less accumulated depletion and impairment	-	(63,330)
Total Fixed Assets	91,182	-

Goodwill	8,944,753	-

Total Assets	$9,066,988	$13,376

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$261,174	$147,544
Accounts payable (related parties)	-	3,864
Accrued expenses	500	4,845
Deferred income	4,655	-
Loans payable	27,480	-
Total Current Liabilities	293,809	156,253

Future Site Restoration	-	4,484

Stockholders' Equity
Common Stock - authorized 100,000,000 shares of 0.001 par value; 29,528,900 and 14,528,900 issued and outstanding for 2003 and 2002	9,140,710	150,710
Proceeds due from the issue of common stock	-	(14,764)
Accumulated deficit	(367,531)	(283,307)
Total Stockholders' Equity	8,773,179	(147,361)
Total Liabilities and Stockholders' Equity	$9,066,988	$13,376

The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA TECHNOLOGY LTD. (formerly Terra Nostra Resources Ltd.)

(A Development Stage Company)

Consolidated Statements of Operations (unaudited)

		For the Three Months Ended June 30,			For the Six Months Ended June 30,
		2003	2002		2003	2002
Revenues
Petroleum & natural gas (net of royalties)		$1,418	$1,431		$1,937	$2,504
Insecticides		32,285	-		32,890	-
		33,703	1,431		34,827	2,504

Costs and Expenses
Petroleum and natural gas related costs (including depletion and impairment)		783	417		1,516	1,046
Insecticides		2,219	-		2,672	-
Legal		11,260	6,877		12,090	6,877
Consulting Fees		1,001	26,490		9,767	38,890
Other Administrative expenses		76,561	2,985		107,236	4,999

		91,824	36,769		133,281	51,812

Earnings (Loss) from operations		(58,121)	(35,338)		(98,454)	(49,308)

Other income and expenses
Write off loan receivable		-	-		-	-
Business tax refund		-	-		-	-
Gain from disposal of assets		14,230	-		14,230
		(43,891)	(35.,338)		(84,224)	(49,308)

Provision for income taxes		-	-		-	-

Net Income (Loss)		$(43,891)	$(35,338)		$(84,224)	$(49,308)

Net Income (Loss) per Common Share	$		$(0.003)	$		$(0.004)

Weighted Average Number of Common Shares Used in Calculation			11,807,786			12,695,294

The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA TECHNOLOGY LTD. (formerly Terra Nostra Resources Ltd.)

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2003	June 30, 2002
Cash From Operating Activities:
Net (Loss) from continuing operations	$(84,224)	$(49,308)
Reconciling adjustments
Depreciation and amortization	68	160
Gain on disposal of assets	(14,553)	-
Changes in operating assets and liabilities
Loan receivable	-	(5,000)
Other asset		(2,355)
Accounts receivable	(3,237)	-
Deferred Income	4,655	-
Goodwill	(8,944,753)
Accounts payable and accrued expenses	105,422	(1,449)

Net Cash Flows From Operating Activities	(8,942,768)	(57,952)

Cash From Investing Activities:
Loans receivable	2,981	-
Acquisition of equipment	(91,182)	-
Net Cash Flows From Investing Activities	(88,201)	-

Cash From Financing Activities:
Issue of common stock	9,000,000	117,890
Loans payable	27,480	-
Proceeds due from the issue of common stock	14,764	(32,803)
Shareholders loan	-	(25,653)
Net Cash Flows From Financing Activities	9,042,244	59,434

Net change in cash and cash equivalents	11,275	1,482
Cash at beginning of period	2,665	470

Cash at end of period	$13,940	$1,952

Supplementary disclosure of cash flow transactions		-
Non Cash Investing and Financing Activities		-
Movement in Shareholders' loan	-	-
Common stock issued in part settlement of shareholders' loan	-	-
Cash received	-	-

The accompanying notes are an integral part of these unaudited financial statements

Acquisition of Corporation CCIP Inc.
Common stock issued to acquire CCIP	9,000,000	-	9,000,000
Assets and Liabilities acquired:
Cash	165	-	165
Accounts Receivable	12,666	-	12,666
Prepaid expenses	420	-	420
Equipment	82,281	-	82,281
Accounts payable	(19,684)	-	(19,684)
Deferred income	(19,241)	-	(19,241)
Loan payable	(1,360)	-	(1,360)
	55,247	-	55,247

Goodwill on acquisition	8,944,753	-	8,944,753

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(a Development Stage Company)

Statement Of Shareholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Accumulated Surplus (Deficit)	Total Shareholders Equity
Balance at December 31, 2000	981	22,570	(54,537)	(31,967)
Issue of Common Stock	19	250	-	250
Net (loss) - year 2001	-	-	(1,190)	(1,190)
Balance at December 31, 2001	1,000	22,820	(55,727)	(32,907)
Forward split at 7500:1	7,500,000	22,820	(55,727)	(32,907)
Issue of Common Stock	7,028,900	117,890	-	117,890
Proceeds due from the issue of common stock	-	(14,764)	-	(14,764)
Stock issued to acquire oil & gas leases	40,000	10,000	-	10,000
Loss for the year	-	-	(227,580)	(227,580)
Balance at December 31, 2002	14,568,900	135,946	(283,307)	(147,361)
Issue of Common Stock	15,000,000	9,000,000	-	9,000,000
Reduction in proceeds due from the issue of common stock	-	14,764	-	14,764
Loss	-	-	(84,224)	(84,224)
Cancellation of stock issued to acquire oil & gas leases	(40,000)	(10,000)		(10,000)
Balance at August 15 , 2003	29,528,900	9,140,710	(367,531)	8,773,190

The accompanying notes are an integral part of these unaudited financial statements.

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Unaudited Financial Statements

June 30, 2003

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

Note 2 - Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated as Renegade Recreational Rentals Inc. under the laws of the State of Nevada on February 7, 1994 for the purpose of renting jet boats. The Company's Charter was revoked on November 1, 1996 and subsequently re-instated on October 11, 2000. The Company's name was changed to Terra Nostra Resources Ltd. on January 25, 2002 and further changed to Terra Nostra Technology Ltd. on April 2, 2003. The Company acquired oil and gas assets in 1996 and 1997.

On March 26, 2003, the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Corporation CCIP Inc., a private Quebec, Canada corporation ("CCIP"), which consists of 100 Class A shares and 115,000 Class B shares. Under the terms of the acquisition, 15,000,000 common shares of the Company's Stock were issued to the shareholders of CCIP for a value of $9,000,000 ($0.60per share). The issuance and delivery of the Company's shares pursuant to the acquisition will took place on April 7, 2003.

CCIP offers viral bio insecticides produced by them on the North American market. CCIP owns the rights on three viral bio insecticides products registered in Canada.

During June, 2003, the Company disposed of its interests in producing oil and gas properties located in Washington County, Colorado and exploration oil and gas leases in Rosebud County, Montana. The remaining leases have expired and the Company no longer has any oil and gas assets.

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

CHANGES IN FINANCIAL CONDITION

Due to the acquisition of CCIP Corporation on March 26, 2003, the financial condition of Terra Nostra Technology Ltd. has changed significantly. As of December 31, 2002, the Company had total assets of $13,376. As a result of the acquisition of CCIP, the Company has total assets of $9,066,988 as at June 30, 2003. Almost all of the increase in the Company's assets is due to goodwill in the amount of $8,944,753 which relates to the deemed value of $9,000,000 ascribed to the 15,000,000 shares of common stock issued by the Company to acquire all of the outstanding shares of CCIP. The Company's cash and cash equivalents increased from $2,665 on December 31, 2002 to $13,940 on June 30, 2003 and there was an increase in accounts receivable from $4,518 on December 31, 2002 to $7,755 on June 30, 2003.

The Company's management believes that the operations of CCIP Corporation will generate sufficient revenues to meet the operating expenses of Terra Nostra and CCIP starting in the fourth quarter of year 2003. The Company will need to raise approximately $500,000USD to finance its operations and the expansion of CCIP. There are no guarantees that such financing can be achieved at this time. The Company has not entered into discussions with any particular funding source regarding such fundraising.

Balance Sheet Data:
	June 30, 2003	December 31, 2002
Cash and cash equivalents	$13,940	$2,665
Account receivable	$7,755	$4,518
Loan receivable	$-	$5,000
Prepaid expenses	$7,339	$1,193
Other assets	$91,182	$-
Goodwill	$8,944,753	$-
Oil and gas leases	$-	$-
Total assets	$9,066,988	$13,376
Total stockholders' equity	$8,773,179	$(147,361)

RESULTS OF OPERATIONS

Revenues

Terra Nostra earned revenues of $33,703 for the three months ended June 30, 2003, with revenues during the same period from the previous year being $1,431, with $1,418 for the three months ended June 30, 2003, $1,431 for the three months ended June 30, 2002 being derived from oil production from the Company's producing well and $32,285 derived from the sale of insecticides for the three months ended June 30, 2003 with no comparable revenue for the three months ended June 30, 2002. In June 2003, the Company sold its only producing well and will not derive income from oil and gas activities in the future. .

Expenses

Statement of Operations Data:
	SIX MONTH PERIOD ENDED JUNE 30, 2003	SIX MONTH PERIOD ENDED JUNE 30, 2002
Net Sales	34,827	2,504
Loss from operations	(98,454)	(49,308)
Gain from disposal of assets	14,230	-
Net Income (loss)	(84,224)	(49,308)
Net Income (loss) per common share		0.004
Weighted average common shares outstanding		12,695,294

During the three months ended June 30, 2003 and 2002, we incurred operating expenses of $91,824 and $36,769, respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	SIX MONTH PERIOD ENDED JUNE 30, 2003	SIX MONTH PERIOD ENDED JUNE 30, 2002
Legal fees	12,090	6,877
Consulting fees	9,767	38,890
Other administrative expenses	107,236	4,999
Petroleum & Natural gas costs	1,516	1,046
Costs re Insecticides	2,672	-
TOTAL	$ 133,281	$ 50,766

Other administrative expenses have increased substantially during the first six months of 2003, compared to the same period in 2002. This is primarily due to the activities undertaken by management in seeking acquisition opportunities and the results of operations of CCIP during the period from the Company's acquisition of CCIP. As we continue the operations of CCIP, we anticipate our administrative expenses will continue to increase. Legal fees for the period ended June 30, 2003 are $12,090, $6,877 for the period ended June 30, 2003 due to the acquisition of CCIP. Consulting fees have decreased for the period ended June 30, 2003 to $9,767 from $38,890 for the period ended June 30, 2002 due to the fact that the Company now pays management fees to key personnel as opposed to consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003 we had cash of $13,940 and a working capital deficit of ($262,756), compared to cash of $2,665 and a working capital deficit of ($142.877) at December 31, 2002.

Funds used in operations for the first six months of 2003 were $8,942,768, compared to funds used in operations of $57,952 for the first six months of 2002. This dramatic difference is almost entirely related to the addition o0f goodwill of %8,944,753 from the acquisition of CCIP. During the first six months of fiscal year 2003, the Company also incurred $105,422 in additional accounts payables and accrued expenses while the Company decreased its accounts payable and accrued expenses by $1,449 during the first six months of fiscal year 2002. This change was mostly attributable to the operations of CCIP since March 24, 2003.

Since inception, we have financed operations primarily through sales of equity securities and shareholder loans and have raised a total of $140,460, with $16,090 raised for the six month period ended June 30, 2003.

Our current operating cash expenditures are expected to be approximately $15,000.00 per month. Our current cash and other assets are sufficient to carry our operations for only the next two months.

We need to raise funds of $500,000 to finance our current plan of growth and existing operations through the next twelve months. Our principal source of capital has been equity financing from investors and our founders. Meeting our future financing requirements is dependent on access to equity and debt capital markets. We may not be able to raise additional equity when required or on favorable terms that are not dilutive to existing shareholders or obtain loans that have terms and conditions that the Company can perform under.

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

The Company has loans payable of $27, 780 for the period ended June 30, 2003. The funds have been provided by related parties to continue operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

On June 15, 2003, the Company entered into an agreement with FACT Corporation and Capital Reserve Canada Ltd., whereby the Company transferred certain of its oil and gas leases to Capital Reserve Canada

Ltd. (a wholly owned subsidiary of FACT Corporation) in exchange for the cancellation of 40,000 shares of the Company) issued to FACT Corporation.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

3(i)(a)	Articles of Incorporation (1)
3(i)(b)	Amendment to Articles of Incorporation dated January 25, 2002. (5)
3(i)(c)	Amendment to Articles of Incorporation dated February 5, 2002. (1)
3(i)(d)	Amendment to Articles of Incorporation dated April 2, 2003. (4)
3(ii)	Bylaws(1)
4	Form of Common Stock Specimen(1)
10.1	General Conveyance Agreement dated September 1, 1996, by and between the Company and Buccaneer Holdings Inc., a Belize corporation. (2)
10.2	Purchase and Sale Agreement dated August 26, 2002 by and between the Company and Fact Corporation. (3)
10.3	Share Exchange Agreement dated March 26, 2003 by and between the Company and 9126-2238 Quebec Inc. (4)
31	Rule 13a-14(a)/15d-14(a) Certification(5)
32	Section 1350 Certification(5)

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

  Incorporated by reference to the Exhibits attached to the Company's Current Report on Form 8-K dated March 28, 2003.

(5) Filed herewith.

  Reports on Form 8-K

On April 2, 2003, the Company filed a Current Report on Form 8-K dated March 28, 2003 reporting the acquisition of CCIP Corporation, the change of the Company's name to Terra Nostra Technology Ltd., a change in control of the Company, and the resignation of certain directors and the appointment of new directors. No financial statements of CCIP were filed at the time that the 8-K was filed but were filed as an Exhibit to Amendment No 1 to this 8-K on June 5, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA TECHNOLOGY LTD.

Date: August 19, 2003

By: /s/ Regis Bosse
Name: Regis Bosse Title: President