Form 10QSB/A
period 2003-06-30
TERRA NOSTRA TECHNOLOGY LTD
filed 2003-09-08
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 to
FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____to ____

Commission file number 0-17232

TERRA NOSTRA TECHNOLOGY LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA	86-0875500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 720, 2160 rue de la Montagne,
Montreal, Quebec, Canada H3G 2T3
(Address of principal executive offices)

(514) 845-7756
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

This Amendment No. 1 to Form 10-QSB has been prepared and is being to filed to correct a few number of non-material errors in the financial statements filed with the original Form 10-QSB on August 19, 2003. As such, only the financial statements are included in this Amendment under Part I, Item 1 and no other part or item is provided herein as no changes have been made to any other part or item of the original Form 10-QSB.

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

Page

Unaudited Consolidated Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5 to 6

Statements of Stockholders' Equity	7

Notes to Unaudited Consolidated Financial Statements	8

TERRA NOSTRA TECHNOLOGY LTD. (formerly Terra Nostra Resources Ltd.)
(A Development Stage Company)
Consolidated Balance Sheets (unaudited)
	June 30, 2003	December 31, 2002
	(Unaudited)	Restated (Note 1)
ASSETS
Current Assets
Cash	$13,940	$2,665
Accounts receivable	7,755	4,518
Loans receivable	-	5,000
Due from related party	2,019	-
Prepaid expenses	7,339	1,193
Total Current Assets	31,053	13,376

Property and Equipment
Equipment	91,182	-
Oil & Gas Leases	-	63,330
Less accumulated depletion and impairment	-	(63,330)
Total Fixed Assets	91,182	-

Goodwill	8,944,753	-

Total Assets	$9,066,988	$13,376

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$261,174	$147,544
Accounts payable (related parties)	-	3,864
Accrued expenses	500	4,845
Deferred income	4,655	-
Loans payable	27,480	-
Total Current Liabilities	293,809	156,253

Future Site Restoration	-	4,484

Stockholders' Equity
Common Stock - authorized 100,000,000 shares of 0.001 par value; 29,528,900 and 14,568,900 issued and outstanding for 2003 and 2002	9,140,710	150,710
Proceeds due from the issue of common stock	-	(14,764)
Accumulated deficit	(367,531)	(283,307)
Total Stockholders' Equity	8,773,179	(147,361)
Total Liabilities and Stockholders' Equity	$9,066,988	$13,376

The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA TECHNOLOGY LTD. (formerly Terra Nostra Resources Ltd.)
(A Development Stage Company)
Consolidated Statements of Operations (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Petroleum & natural gas (net of royalties)	$1,418	$1,431	$1,937	$2,504
Insecticides	32,285	-	32,890	-
	33,703	1,431	34,827	2,504

Costs and Expenses
Petroleum and natural gas related costs (including depletion and impairment)	783	417	1,516	1,046
Insecticides	2,219	-	2,672	-
Legal	11,260	6,877	12,090	6,877
Consulting Fees	1,001	26,490	9,767	38,890
Other Administrative expenses	76,561	2,985	107,236	4,999

	91,824	36,769	133,281	51,812

Earnings (Loss) from operations	(58,121)	(35,338)	(98,454)	(49,308)

Other income and expenses
Write off loan receivable	-	-	-	-
Business tax refund	-	-	-	-
Gain from disposal of assets	14,230	-	14,230
	(43,891)	(35.,338)	(84,224)	(49,308)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(43,891)	$(35,338)	$(84,224)	$(49,308)

Net Income (Loss) per Common Share	$(0.002)	$(0.003)	$(0.003)	$(0.004)

Weighted Average Number of Common Shares Used in Calculation	19,695,567	11,807,786	24,693,397	12,695,294

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

 The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA TECHNOLOGY LTD.
(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)
(a Development Stage Company)
Statement of Shareholders' Equity
(Unaudited)

	Common Stock
	Shares	Amount	Accumulated Surplus (Deficit)	Total Shareholders Equity
Balance at December 31, 2000	981	22,570	(54,537)	(31,967)
Issue of Common Stock	19	250	-	250
Net (loss) - year 2001	-	-	(1,190)	(1,190)
Balance at December 31, 2001	1,000	22,820	(55,727)	(32,907)
Forward split at 7500:1	7,500,000	22,820	(55,727)	(32,907)
Issue of Common Stock	7,028,900	117,890	-	117,890
Proceeds due from the issue of common stock	-	(14,764)	-	(14,764)
Stock issued to acquire oil & gas leases	40,000	10,000	-	10,000
Loss for the year	-	-	(227,580)	(227,580)
Balance at December 31, 2002	14,568,900	135,946	(283,307)	(147,361)
Issue of Common Stock	15,000,000	9,000,000	-	9,000,000
Reduction in proceeds due from the issue of common stock	-	14,764	-	14,764
Loss	-	-	(84,224)	(84,224)
Cancellation of stock issued to acquire oil & gas leases	(40,000)	(10,000)		(10,000)
Balance at June 30 , 2003	29,528,900	9,140,710	(367,531)	8,773,179

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

On March 26, 2003, the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Corporation CCIP Inc., a private Quebec, Canada corporation ("CCIP"), which consists of 100 Class A shares and 115,000 Class B shares. Under the terms of the acquisition, 15,000,000 common shares of the Company's Stock were issued to the shareholders of CCIP for a value of $9,000,000 ($0.60per share). The issuance and delivery of the Company's shares pursuant to the acquisition took place on April 7, 2003.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to the quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA TECHNOLOGY LTD.

Date: September 4, 2003

By: /s/ Regis Bosse
Name: Regis Bosse
Title: President