Form 10QSB
period 2003-09-30
TERRA NOSTRA TECHNOLOGY LTD
filed 2003-11-14
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

30,145,471 shares of Class A common stock, $0.001 par value, as of November 4, 2003

Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
Page

Unaudited Consolidated Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5 to 6
Statements of Stockholders' Equity	7
Notes to Unaudited Consolidated Financial Statements	8

TERRA NOSTRA TECHNOLOGY LTD. (formerly Terra Nostra Resources Ltd.) (A Development Stage Company) Consolidated Balance Sheets (unaudited)
	September 30, 2003	December 31, 2002
	(Unaudited)	Restated (Note 1)
ASSETS
Current Assets
Cash	$60,801	$2,665
Accounts receivable	6,807	4,518
Loans receivable	-	5,000
Prepaid expenses	20,238	1,193
Total Current Assets	87,846	13,376

Property and Equipment
Equipment	88,230	-
Oil & Gas Leases	-	63,330
Less accumulated depletion and impairment	-	(63,330)
Total Fixed Assets	88,230	-

Research and Development	93,662	-
Inventory	961	-
Goodwill	8,954,008	-

Total Assets	$9,224,707	$13,376

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$51,266	$147,544
Accounts payable (related parties)	-	3,864
Accrued expenses	500	4,845
Loans payable	140,244	-
Total Current Liabilities	192,010	156,253

Future Site Restoration	-	4,484

Stockholders' Equity
Common Stock - authorized 100,000,000 shares of 0.001 par value; 29,615,471 and 14,568,900 issued and outstanding for 2003 and 2002	9,432,640	150,710
Proceeds due from the issue of common stock	-	(14,764)
Accumulated deficit	(399,943)	(283,307)
Total Stockholders' Equity	9,032,697	(147,361)
Total Liabilities and Stockholders' Equity	$9,224,707	$13,376

 The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA TECHNOLOGY LTD. (formerly Terra Nostra Resources Ltd.) (A Development Stage Company) Consolidated Statements of Operations (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Petroleum & natural gas (net of royalties)	$-	$1,680	$1,937	$4,184
Related costs (including depletion and impairment)	-	(669)	(1,516)	(1,715)
Insecticides	24,833	-	57,723	-
	24, 833	1,011	61,176	2,469

Costs and Expenses
Insecticides	(18)	-	2,654	-
Legal	-	11,678	12,090	18,555
Consulting Fees	4,141	3,862	13,908	42,752
Other Administrative expenses	53,122	34,612	160,358	39,611
	57,245	50,152	189,010	100,918

Loss from operations	(32,412)	(49,141)	(130,866)	(98,449)

Other income and expenses
Gain from disposal of assets	-	-	14,230	-
	(32,412)	(49,141)	(116,636)	(98,449)

Provision for income taxes	-	-	-	-

Net Loss	$(32,412)	$(49,141)	$(116,636)	$(98,449)

Net Loss per Common Share	$(0.001)	$(0.004)	$(0.005)	$(0.007)

Weighted Average Number of Common Shares Used in Calculation	29,572,186	12,695,294	25,070,214	13,313,212

 The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA TECHNOLOGY LTD. (formerly Terra Nostra Resources Ltd.) Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended
	September 30, 2003	September 30, 2002
Cash From Operating Activities:
Net (Loss) from continuing operations	$(116,636)	$(98,449)
Reconciling adjustments
Depreciation and amortization	68	218
Gain on disposal of assets	(14,554)	-
Changes in operating assets and liabilities
Loan receivable	5,000	(5,000)
Other asset	-	(1,480)
Accounts receivable	(2,289)	(502)
Prepaid Expenses	(19,045)	(5,000)
Goodwill	(8,954,008)	-
Accounts payable and accrued expenses	(104,487)	49,987
Net Cash Flows From Operating Activities	(9,205,950)	(56,226)

Cash From Investing Activities:
Acquisition of oil and gas properties	-	(10,000)
Acquisition of Inventory	(961)	-
Research and Development Expenditures	(93,662)	-
Acquisition of equipment	(88,230)	-
Net Cash Flows From Investing Activities	(182,853)	-

Cash From Financing Activities:
Issue of common stock	9,291,930	117,890
Loans payable	140,244	-
Proceeds due from the issue of common stock	14,764	(21,641)
Shareholders loan	-	(25,653)
Net Cash Flows From Financing Activities	9,446,938	70,596

Net change in cash and cash equivalents	58,136	4,370
Cash at beginning of period	2,665	470
Cash at end of period	$60,801	$4,840

The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA TECHNOLOGY LTD. (formerly Terra Nostra Resources Ltd.) (A Development Stage Company) Supplemental Information to Statement of Cash Flows (unaudited)

Acquisition of Corporation CCIP Inc.
Common stock issued to acquire CCIP	9,000,000	-	9,000,000
Assets and Liabilities acquired:
Cash	165	-	165
Accounts Receivable	12,666	-	12,666
Prepaid expenses	420	-	420
Equipment	82,281	-	82,281
Accounts payable	(19,684)	-	(19,684)
Deferred income	(19,241)	-	(19,241)
Loan payable	(1,360)	-	(1,360)
	55,247	-	55,247

Goodwill on acquisition	8,944,753	-	8,944,753

Acquisition of Biointegra Inc.
Common stock issued to acquire Biointegra	9,495	-	9,495
Assets and Liabilities acquired:
Cash	2,681	-	2,681
Accounts Receivable	21	-	21
Inventory	961	-	961
Due to an administrator	(3,423)	-	(3,423)
	250	-	250

Goodwill on acquisition	9,255	-	9,255

  The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA TECHNOLOGY LTD. (FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.) (a Development Stage Company) Statement of Shareholders' Equity (Unaudited)
	Common Stock
	Shares	Amount	Accumulated Surplus (Deficit)	Total Shareholders Equity
Balance at December 31, 2000	981	22,570	(54,537)	(31,967)
Issue of Common Stock	19	250	-	250
Net (loss) - year 2001	-	-	(1,190)	(1,190)
Balance at December 31, 2001	1,000	22,820	(55,727)	(32,907)
Forward split at 7500:1	7,500,000	22,820	(55,727)	(32,907)
Issue of Common Stock	7,028,900	117,890	-	117,890
Proceeds due from the issue of common stock	-	(14,764)	-	(14,764)
Stock issued to acquire oil & gas leases	40,000	10,000	-	10,000
Loss for the year	-	-	(227,580)	(227,580)
Balance at December 31, 2002	14,568,900	135,946	(283,307)	(147,361)
Issue of Common Stock for CCIP	15,000,000	9,000,000	-	9,000,000
Reduction in proceeds due from the issue of common stock	-	14,764	-	14,764
Cancellation of stock issued to acquire oil & gas leases	(40,000)	(10,000)	-	(10,000)
Issue of Common Stock for Biointegra	86,571	34,628	-	34,628
Loss to September 30, 2003	-	-	(116,636)	(116,636)
Stock Reserved for Issuance to settle debt (See Note 2)	643,256	257,302	-	257,302
Balance at September 30, 2003	30,258,727	9,432,640	(399,943)	9,032,697

The accompanying notes are an integral part of these unaudited financial statements.

TERRA NOSTRA TECHNOLOGY LTD.
(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Unaudited Financial Statements
September 30, 2003

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

CCIP offers viral bio insecticides produced by them to the North American market. CCIP owns the rights to three viral bio insecticide products registered in Canada.

On June 15, 2003, the Company disposed of its interests in producing oil and gas properties located in Washington County, Colorado and exploration oil and gas leases in Rosebud County, Montana. The remaining leases have expired and the Company no longer has any oil and gas assets.

During the quarter ended September 30, 2003 the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Biointegra Inc., a private Quebec, Canada corporation ("Biointegra"), which consists of 50 Class A shares and 11,075 Class B shares. The acquisition was effective as of August 31, 2003. Under the terms of the acquisition, 86,571 shares of the Company's Common Stock were issued to the shareholder of Biointegra, 23,738 shares for the acquisition, 7,833 shares to settle outstanding loans and 55,000 shares for accrued salaries. The issuance and delivery of the Company's shares pursuant to the acquisition took place on September 24, 2003.

On September 15, 2003, the Company entered into a debt settlement agreement with an outside creditor whereby the Company issued a total of 643,256 shares at a deemed price of $0.40 per share in settlement of $257,302 of debt on the balance sheet of the Company. The balance sheet as presented reflects the settlement of the debt by including the shares noted above in the issued and outstanding common stock, however, as of the date of this report the shares remain reserved for issuance but not yet issued.

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

CHANGES IN FINANCIAL CONDITION

Commencing with the acquisition of CCIP Corporation ("CCIP") on March 26, 2003, the financial condition of Terra Nostra Technology Ltd. has changed significantly. As of December 31, 2002, the Company had total assets of $13,376. As a result of the acquisition of CCIP, related research and development activities over the past nine months and the acquisition of a second subsidiary, Biointegra Inc., the Company has total assets of $9,224,707 as at September 30, 2003. Almost all of the increases in the Company's assets is due to goodwill in the amount of $8,954,008 which relates to the deemed value of $9,000,000 ascribed to the 15,000,000 shares of common stock issued by the Company to acquire all of the outstanding shares of CCIP and $9,495 which relates to the goodwill ascribed to the 23,738 shares of common stock issued by the Company for the acquisition of Biotegra Inc. The Company's cash and cash equivalents increased from $2,665 on December 31, 2002 to $60,801 on September 30, 2003 and there was an increase in accounts receivable from $4,518 on December 31, 2002 to $6,807 on September 30, 2003. Prepaid expenses also increased from $1,193 as of December 31, 2002 to $20,238 as of September 30, 2003.

The Company's management believes that the operations of CCIP Corporation and Biointegra Inc. will generate sufficient revenues to meet the operating expenses of Terra Nostra, CCIP and Biointegra starting in the first quarter of year 2004. The Company has raised $500,000USD subsequent to the end of the September 30, 2003 quarter to finance its operations and the expansion of CCIP and Biointegra. In order to accelerate sales, the Company is seeking to raise an additional $1,500,000USD. There are no guarantees that such financing can be achieved at this time. The Company has entered into discussions with various funding sources regarding such fundraising.

Balance Sheet Data:
	September 30, 2003	December 31, 2002
Cash and cash equivalents	$60,801	$2,665
Account receivable	$6,807	$4,518
Loan receivable	$-	$5,000
Prepaid expenses	$20,238	$1,193
Other assets	$88,230	$-
Goodwill	$8,954,008	$-
Oil and gas leases	$-	$-
Total assets	$9,224,707	$13,376
Total stockholders' equity	$9,032,697	$(147,361)

RESULTS OF OPERATIONS

Revenues

Terra Nostra earned revenues of $24,833 for the three months ended September 30, 2003, with revenues during the same period from the previous year being $1,011, with nil for the three months ended September 30, 2003, and $1,011 for the three months ended September 30, 2002 being derived from oil production from the Company's producing well and $24,833 derived from the sale of insecticides for the three months ended September 30, 2003 with no comparable revenue for the three months ended September 30, 2002. In June 2003, the Company sold its only producing well and the Company will not derive any further income from oil and gas activities in the future. .

Expenses

Statement of Operations Data:
	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002
Net Sales (net of oil and gas operating costs)	61,176	2,469
Loss from operations	(189,010)	(98,449)
Gain from disposal of assets	14,230	-
Net Income (loss)	(116,636)	(49,308)
Net Income (loss) per common share	(0.005)	(0.004)
Weighted average common shares outstanding	25,070,214	12,695,294

 During the nine months ended September 30, 2003 and 2002, we incurred operating expenses of $189,010 and $100,918, respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002
Legal fees	12,090	18,555
Consulting fees	13,908	42,752
Other administrative expenses	160,358	38,611
Insecticide costs	2,654	-
TOTAL	$ 189,010	$ 100,918

Other administrative expenses have increased substantially during the first nine months of 2003, compared to the same period in 2002. This is primarily due to the activities undertaken by management in seeking acquisition opportunities and the results of operations of CCIP Corporation during the period since the Company's acquisition of CCIP. As we continue the operations of CCIP and Biointegra Inc., we anticipate our administrative expenses will continue to increase. Legal fees for the period ended September 30, 2003 are $12,090, $18,555 for the period ended September 30, 2002, relate to the acquisition of CCIP and ongoing securities work required to meet regulatory requirements of the Securities and Exchange Commission. Consulting fees have substantially decreased for the period ended September 30, 2003 to $13,908 from $42,752 for the period ended September 30, 2002 due to the fact that the Company now pays management fees to key personnel as opposed to consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003 we had cash of $60,801 and a working capital deficit of $104,164 compared to cash of $2,665 and a working capital deficit of $142,877 at December 31, 2002.

Funds used in operations for the first nine months of 2003 were $9,205,950, compared to funds used in operations of $56,226 for the first nine months of 2002. This dramatic difference is almost entirely related to the addition of goodwill of $8,954,008 from the acquisition of CCIP and Biointegra. During the first nine months of fiscal year 2003, the Company reduced its accounts payable by $104,487, while the accounts payable and accrued expenses increased by $49,987 during the first nine months of fiscal year 2002. This change is predominantly attributable to a debt settlement concluded during the quarter whereby the Company settled total debt of $257,302 by the issuance of 643,256 shares of its common stock.

Since inception, we have financed operations primarily through sales of equity securities and loans. Loans totaling $140,244 for general working capital were received during the nine months ended September 30, 2003, with no similar activity in the corresponding nine months ended September 30, 2002.

Our current operating cash expenditures are expected to be approximately $40,000.00 per month. Our current cash and other assets are sufficient to carry our operations for the next 12 months.

The Company has raised $500,000USD subsequent to the end of the September 30, 2003 quarter to finance its operations and the expansion of CCIP and Biointegra. In order to accelerate sales, the Company is seeking to raise an additional $1,500,000USD. There are no guarantees that such financing can be achieved at this time. The Company has entered into discussions with various funding sources regarding such fundraising.

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

FINANCING ACTIVITIES

On September 15, 2003, the Company entered into a debt settlement agreement with an outside creditor whereby the Company issued a total of 643,256 shares at a deemed price of $0.40 per share in settlement of $257,302 of debt on the balance sheet of the Company.

The Company has loans payable of $140,244 for the period ended September 30, 2003. The funds have been provided by arms length parties to continue operations.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

During the quarter ended September 30, 2003 the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Biointegra Inc., a private Quebec, Canada corporation ("Biointegra"), which consists of 50 Class A shares and 11,075 Class B shares. The acquisition was effective as of August 31, 2003. Under the terms of the acquisition, 86,571 shares of the Company's Common Stock were issued to the shareholder of Biointegra, 23,738 shares for the acquisition, 7,833 shares to settle outstanding loans and 55,000 shares for accrued salaries. The issuance and delivery of the Company's shares pursuant to the acquisition took place on September 24, 2003. The shares issued under this offering were issued in offshore transactions since the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States. All documents used in connection with the offers and sales of the securities offshore included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each offshore subscriber certified that he or it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

On September 15, 2003, the Company entered into a debt settlement agreement with an outside creditor whereby the Company issued a total of 643,256 shares at a deemed price of $0.40 per share in settlement of $257,302 of debt on the balance sheet of the Company. The balance sheet as presented reflects the settlement of the debt by including the shares noted above in the issued and outstanding common stock, however, as of the date of this report the shares remain reserved for issuance but not yet issued. The shares issued under this offering were issued in offshore transactions since the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States. All documents used in connection with the offers and sales of the securities offshore included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each offshore subscriber certified that he or it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

3(i)(a)	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, File No. 000-49631, filed with the SEC on Feb. 19, 2002.
3(i)(b)	Amendment to Articles of Incorporation dated January 25, 2002.	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on May 20, 2003.
3(i)(c)	Amendment to Articles of Incorporation dated February 5, 2002.	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, Amendment No. 2, filed with the SEC on May 16, 2002, File No. 000-49631.
3(i)(d)	Amendment to Articles of Incorporation dated April 2, 2003.	Incorporated by reference to the Exhibits attached to the Company's Current Report on Form 8-K dated March 28, 2003
3(ii)	Bylaws	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, File No. 000-49631, filed with the SEC on Feb. 19, 2002.
4	Form of Common Stock Specimen	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, File No. 000-49631, filed with the SEC on Feb. 19, 2002.
10.1	General Conveyance Agreement dated September 1, 1996, by and between the Company and Buccaneer Holdings Inc., a Belize corporation.	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, Amendment No. 2, filed with the SEC on May 16, 2002, File No. 000-49631.
10.2	Purchase and Sale Agreement dated August 26, 2002 by and between the Company and Fact Corporation.	Incorporated by reference to the Exhibits attached to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2002.
10.3	Share Exchange Agreement dated March 26, 2003 by and between the Company and 9126-2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Company's Current Report on Form 8-K dated March 28, 2003
10.4	Purchase Agreement between the Company, Capital Reserve Canada Ltd., and FACT Corporation dated June 15, 2003.	Filed herewith
10.5	Share Exchange Agreement between the shareholders of Biointegra, Inc. and the Company dated September 26, 2003.

This document was prepared and executed in the French language. The Registrant is currently working to have the document translated into English and will file an amendment to this Form 10-QSB with such translation attached as an Exhibit when it becomes available.

31	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32	Section 1350 Certification	Filed herewith

b. Reports on Form 8-K

Not applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA TECHNOLOGY LTD.

Date: November 12, 2003

By: /s/ Regis Bosse
Name: Regis Bosse Title: President