Form 10KSB
period 2003-12-31
TERRA NOSTRA TECHNOLOGY LTD
filed 2004-04-15
CIK 1167370

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-17232

TERRA NOSTRA TECHNOLOGY LTD.

(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	86-0875500 (I.R.S. Employer Identification No.)

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

$107,192

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$9,055,346 as of April 13, 2004.

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

30,758,727 as of March 31, 2004

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

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

 PART I

ITEM 1. DESCRIPTION OF BUSINESS

a)

Business Development

Unless otherwise noted, all dollar references are in U.S. Dollars.

Terra Nostra operates in the field of bio-technology through its wholly owned subsidiaries Corporation CCIP (“CCIP”)and Biointegra, Inc. (“Biointegra”) developing viral and fungal bio-insecticides for the North American markets with applications for the agricultural and forestry industries, including pest elimination and control.

On February 7, 1994, Terra Nostra Resources, Ltd., a Nevada corporation ("Terra Nostra" or the "Corporation" “we” “us” or “our”) was incorporated under the laws of the State of Nevada, under the name of Renegade Recreational Rentals, Inc.   On January 25, 2002, the Corporation changed its name to "Terra Nostra Resources Ltd". From August, 1996 through to  June 10,  2003 we carried on the business of limited oil and gas operations.   On March 26, 2003, we completed an acquisition of CCIP a private Quebec corporation that specializes in viral bio-insecticide products.  On April 1, 2003, the Corporation changed its name to Terra Nostra Technology Ltd. We were unsuccessful in raising the required funds for the continuing operations of its oil and gas interests and   we abandoned our oil and gas operations and disposed of  all of our oil and gas interests  on June10, 2003 to focus our efforts on operations of our wholly owned subsidiary CCIP.   On August 31, 2003 we acquired all of the issued and outstanding shares of Biointegra, Inc. a corporation developing fungal bio-insecticides.   The Corporation carries on all of its operations through its wholly owned subsidiaries.  Both CCIP and Bio-Integra are wholly owned subsidiaries of the Corporation as at the fiscal year ended December 31, 2003.   On March 30, 2004 the Corporation and 9126-9338 Quebec Inc. entered into a Share Exchange Agreement which called for the transfer of the assets and liabilities of CCIP to a newly formed wholly owned subsidiary of the Corporation to be called CCIP2 and the spin-off of the shares CCIP2 to the shareholders of the Company as of April 1, 2004.  This transaction is more fully described under related party transactions in this filing.  As a result of this Share Exchange Agreement, we have not included any description of the ongoing business of CCIP in this filing.

The Corporation through its wholly owned subsidiary Biointegra  is currently developing fungal bio-insecticides for the North American markets with applications for the agricultural, including pest control.  Terra Nostra believes it can adapt and manufacture various non-toxic, host specific fungal bio-insecticides based on entomopathogenic fungi for applicable national and global markets, providing agricultural, and industrial clients a more environmentally sound pest control solution at a competitive cost.

As future development opportunities, Terra Nostra is also investigating the application of certain of its existing bio-insecticides for application directly to the consumer market in the form of home use pest control applications.

b)

Business of the Corporation

 Terra Nostra holds an exclusive license for the manufacture and commercialization, production and marketing of certain bio-insecticides geared towards the control and elimination of agricultural pests including the Colorado potato beetle.

Terra Nostra is in the business of developing, producing and marketing fungal bio-insecticides for agricultural applications. With the escalating global pressures to find more environmentally and ecological safe methods of pest control; a rising population demanding increased crop yields to feed the masses. Terra Nostra is poised to provide effective, efficient and cost-competitive fungal bio-insecticides to the global markets.

What are bio-insecticides?

Bio-insecticides are an environmentally safe method of pest control, having the same application as current chemical methods of pest control, but only having effect on selective insect species, making them ecologically harmless. Terra Nostra's licensed bio-insecticides are geared to provide effective intervention against pests in a selective industry at a competitive cost. Existing studies indicate Terra Nostra's fungal bio-insecticides are as effective as compatible chemical insecticides and pesticides in eliminating and controlling pest populations, but having the benefit of being safe to man, animal and the environment.

WHAT WE DO

For 2003 Terra Nostra focused on two types of bio-insecticides: (1) Fungal and (2) Viral. Subsequent to the year ended December 31, 2003, the Corporation entered into a Share Exchange Agreement to spin-off the assets and liabilities of CCIP and therefore only the information on the business of Biointegra is included in this filing.

FUNGAL BIOINSECTICIDES

Fungal bio-insecticides infect a specified insect through ingestion and contact (penetration of the insect cuticle), making them particularly effective on eggs, nymphs and adult insects. Once the fungus has infected the insect, it produces branching arms (hyphae) in the insect’s tissues which invade the inner workings of the insect, causing death. Our entomopathogenic fungal strains allow for host specificity (meaning they do not affect non-target insect species), making them attractive pest control agents. They are environmentally and ecologically safe, and similar to chemical control methods, are usually applied as a spray to applicable crops.

Initial research indicates our fungal bio-insecticides are as effective as chemical insecticides currently in use today, with the additional benefit of having an extremely low frequency of resistance from targeted pests.

The Market

Current global annual sales for major segments of the insecticide industry (chemical and biological insecticide sales for crops and non-crops) are estimated to be $30 billion US Dollars. The top six players in the global market account for over 60% of sales as follow:

$US billions

•

Syngenta $5.385

•

Monsanto $3.755

•

BASF $3.105

•

Dow Agro $2.612

•

Bayer $2.418

•

DuPont $1.917

Biological insecticide products currently account for a meager 1% of the global market, with an expectation of rapid growth to over 20% of the current chemical market for estimated 2006 sales of approximately 7 billion as biological alternatives replace current chemical control methods as a result of global and consumer pressure mandating use of more environmentally/ecologically friendly control solutions. Industry is also seeking more effective pest control solutions as both agricultural (food crop) and non-crop based pests are becoming increasingly resistant to chemical control methods.

Furthermore, as consumer opposition to genetically engineered crops remains significant, an attractive window is opening for companies with organic pest control solutions, such as Terra Nostra.

"Specialty insecticide markets are perceived to offer a more stable, profitable outlet for a small but increasing percentage of active ingredient volume" - Kline and Co, 2003

OUR BIO-INSECTICIDES:

Terra Nostra currently has its focus the development, commercialization and marketing of the following bio-insecticides for agricultural applications:

•

Agricultural Pest Control

o

Colorado Potato Beetle

The Colorado Potato Beetle ("Leptinotarsa decemlineata")

The Colorado potato beetle ("CPB"), Leptinotarsa decemlineata, is a pest to the potato, tomato, eggplant, and other solaceous plants. CPB larvae and adults feed on the foliage of the host plants and can cause extensive damage if populations are high. If CPB feeding occurs within two weeks of peak flowering on the potato, it will have a pronounced effect on yield and can cause up to 50% crop loss of potato yield. Current North American control costs for the CPB exceed $100 million USD, while combined North American and European control costs total approximately $581 million USD.

The potato market:

Global potato production is approximately 308 metric tones per year, with Europe producing approximately 154 million metric tones, the US producing approximately 21 million metric tones and Canada producing approximately 4 million metric tonnes. The potato is cultivated in more than 150 countries and is globally the fourth-ranked food crop, with consumption growing by 4.5%/year.

Existing CPB control methods:

•

Chemical insecticides - rotation of 8 classes of insecticides on potato crops due to resistance development by CPB;

•

Hand-picking of adult beetles and immature stages.

Terra Nostra Solution:

Future Development Projects:

Terra Nostra has a product based on the Beauveria bassiana entompathogenic fungus against the Colorado potato beetle.

Our Company expects to make available to the agricultural producers a product which will intervene with the principal pest insects of potato cultures and destroy them.  The product will be effective but complementary to the methods of control already in place and environmentally friendly.

During the last year our researchers isolated and identified more than 80 different strains of the Beauveria bassiana, one strain which is highly pathogenic for the Colorado potato beetle.  Furthermore, our researchers showed that the twelve-spotted lady beetle, Coleomegilla maculata lengi Timb., and the twospotted stink bug, Perillus bioculatus (F.), two important beetles predators, are less sensitive to attacks of that B. bassiana strain.

We stabilized and optimized a formulation in a non-toxic for the environment oil ensuring a good protection of the conidies against UV rays and a good contact between the spore and insect cuticle.

The effectiveness of our product was validated on five different experimental farms (Prince Edward Island, Ontario, New Brunswick and two places in Québec). Results showed that our product competes with the Admire insecticide (widely used) and has a fatality rate on the potato beetles varying between 70 to 100%. Furthermore, our product has a fatality rate of 100% on aphids specific to potato crops: Myzus persicae (Sulzer), Macrosiphum euphorbiae (Thomas), Aphis nasturtii Kltb. and Aulacorthum solani (Kltb.) (Homoptera : Aphididae).

The Company has executed an agreement with a major producer of French fries to complete large-scale bioassays in the summer of 2004 at their experimental farm.

Domestic Pest Control and the production of beneficial insects

Currently a $6 billion dollars (1999 retail/end user value) worth of pesticides is applied in the home to control nuisance pests. Terra Nostra will look to apply its environmentally/ecologically friendly bio-insecticide technology for home use applications.

Terra Nostra selected a highly virulent B. bassiana strains to cockroaches, termites and ants and will look to develop products against these pests.

Terra Nostra is working to optimize various parameters of Ephestia mass rearing using completely mechanized mass-production technology based on rearing modules. Eggs of the grain moth Ephestia kuchniella Zell. (Lepidoptera: Pyralidae) are widely used in various biological control programs as a food for the predatory or parasitic insect species. We plan to produce Trichogramma spp. (parasitic species) and some predator insects (coocinelids and chrysopes) widely used in agriculture and forestry.

Additional Bio-insecticides

Terra Nostra will look to develop/license environmentally/ecologically friendly bio-insecticides for other key food crops such as small fruits, cranberry, corn and rice;

Terra Nostra will look to develop/license environmentally/ecologically friendly bio-insecticides for other vector based diseases such as malaria with a particular focus on applications for developing nations. We selected two strains of entomopathogenic fungus Tolypocladium cylindrosporum highly pathogenic against mosquitoes.

Additional Beauveria bassiana applications

Terra Nostra will look to commercialize additional applications of its existing fungal bio-insecticide for application to other crops affected by the Colorado potato beetle including: eggplants, tomatoes and tobacco.

Research and Development

Terra Nostra does not and will not be sponsoring or undertaking any research and development nor does it hold any patents, copyrights or other intellectual property.  Terrra Nostra’s subsidiary, Biointegra, anticipates that it will spend approximately $300,000 in research during the next twelve months.

Competition

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

Financing Required

The Corporation now hopes to raise an additional $1Million.   It is unknown at this time whether Terra Nostra will be successful in raising any portion of its required capital.

Properties

Terra Nostra's principal place of business and its executive offices are presently located at Suite 720, 2160 Rue De La Montagne, Montreal, Quebec, Canada H3G 2T3.  Terra Nostra's agent for service of process is located at 318 North Carson St., Suite 208, Carson City, Nevada 89701.

Employees

At present the Corporation does not have any full time employees working in the offices at the Montreal office but has three part time employees who handle accounting, administration and legal functions.  The Corporation’s subsidiary, Biointegra, has 2 full-time employees and 1part-time employee.

ITEM 2. DESCRIPTION OF PROPERTIES

Principal Plants and Other Property

Terra Nostra's real estate holdings are limited to office space located at Suite 720, 2160 Rue De La Montagne, Montreal, Quebec, Canada H3G 2T3.  Terra Nostra leases approximately 2,000 square at a cost of about $1159 ($1,500 CDN) per month.  The lease expired on March 31, 2004 and has been  extended on a month to month basis to May 31, 2004.

Biointegra has office and laboratory space at

 INRS Institute Armand Frappier in Laval, Quebec.  The cost is approximately $300 per month.  The lease will expire on June 30, 2004.

Oil and Gas Properties

 From 1996 to June 10, 2003, Terra Nostra held a 10% interest in certain oil and gas leases in Colorado, known as the Kejr leases, S/2 Section 11, Township 2 South, Range 56 West, Washington County, Colorado.  The Corporation acquired an interest in certain oil and gas leases held in Rosebud and Garfield Counties, Montana in for consideration of 40,000 shares of Terra Nostra, a 5% gross overriding royalty on any and all revenues generated from hydro carbon production volumes obtained from the lease lands.  The agreement for the acquisition was conditional on Terra Nostra assuming and fulfilling all funding obligations in regard to the first well to be drilled on the leases.  The Corporation was unable to progress beyond its initial oil and gas acquisitions due to a lack of funding and a lack of experienced personnel.   Terra Nostra determined not to participate in the drilling of the first well and on June 10, 2003 it assigned the leases back to FACT Corporation.  Under the terms of the acquisition agreement with FACT Corporation there was no requirement for FACT to return the 40,000 shares to Terra Nostra, however, Terra Nostra offered to transfer offered to transfer to FACT Corporation its interest in the Kejr leases and FACT agreed to return the 40,000 shares to Terra Nostra.

Reserves

We have not filed any reports of estimated total proved net oil or gas reserves with any governmental agency.

Production

The following table sets forth certain information regarding production for the period ended April 30, 2003 which was the effective date of the transfer of the assets to Capital Reserve Canada Ltd.

Average sales price per unit of oil produced Average production cost per unit of production	$29.47 $18.99

Acreage and Wells

Developed Acreage –  On June 10, 2003, effective April 30, 2003, the Corporation disposed of its  working interest in 320 total gross acres and 32 total net acres; "gross acres" means acres in which Terra Nostra has a working interest and "net acres" means Terra Nostra's aggregate working interest in the gross acres. This acreage relates to S/2 Section 11, Township 2 South, Range 56 West, Washington County, Colorado known as the Kejr leases.

Undeveloped Acreage – On June 10, 2003, effective April 30, 2003, the  Corporation disposed of its interest in 177.1 total gross acres and 95.8 total net acres know as the Indian Creek Leases in  Montana.

Drilling Activity - No drilling activity took place in fiscal 2003.

ITEM 3. LEGAL PROCEEDINGS

The Corporation is not involved in any legal proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 7, 2003, at which the following items were voted upon:

1. The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Regis Bosse	23,677,259	0	0
Richard St. Julien	23,677,259	0	0
Marc Fournier	23,677,259	0	0
Philippe LaMontagne	23,677,259	0	0
Louis Nadeau	23,677,259	0	0

2. The shareholders ratified the appointment of Stan J.H. Lee as our auditors, who have been our auditors since 2002.

Voting Results	For	Against	Abstain
To appoint Stan Lee as auditor	23,677,259	0	0

There were no broker non-votes with respect to any matter presented for vote at our annual meeting.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Corporation's common stock, which trades on the OTC/BB under the symbol "TNRL”,  did not become approved for quotation on the OTC/BB quotation system until February 5, 2003.  Following is a report of high and low bid prices from February 5, 2003 to December 31, 2003.

Year 2003	High	Low
4th Quarter ended 12/31/03	1.27	0.52
3rd Quarter ended 9/30/03	0.70	0.38
2nd Quarter ended 6/30/03	0.47	0.30
1st Quarter ended 3/31/03	-0-	-0-

The information as provided above was provided by Stockwatch financial website. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of April 7, 2004, there were 13 market makers in the Corporation’s stock. The last available reported trade by  the OTC/BB prior to the filing of this report was April 13, 2004 at $0.60.

As of March 31, 2004, there were 82  record holders of the Corporation’s common stock.

During the last two fiscal years, no cash dividends have been declared on the Corporation's stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity Compensation plans approved by security holders(1)	2,000,000	-0-	2,000,000
Equity Compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,000,000	-0-	2,000,000

(b)

 RECENT SALES OF UNREGISTERED SECURITIES

On March 26, 2003, the Corporation entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Corporation CCIP Inc., which consists of 100 Class A shares and 115,000 Class B shares (the “Acquisition”).  Under the terms of the Acquisition, fifteen million (15,000,000) common shares of the Corporation’s Stock were issued to the shareholder of CCIP, 9126-2238 Quebec Inc., for a value of $9,000,000  US or 0.60 $ per share.  The shares were issued on March 26, 2003 and delivered pursuant to the Acquisition on April 4, 2003. The control person of 9126-2238 Quebec Inc. is Mr. Louis Nadeau, who was also appointed to the Corporation’s Board of Directors. This issuance of securities were exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, in addition to being exempt from registration pursuant to Regulation D. The issuance was an offshore transaction since the entity acquiring the shares is a Quebec corporation. Moreover, there were no directed selling efforts of any kind made in the United States neither by the Corporation nor by any affiliate or any person acting on its behalf in connection with this offering.

On  August 31, 2003, the Corporation entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of the capital stock of Biointegra Inc.  Under the terms of the Share Exchange Agreement, the Corporation issued a total of 86,571 shares, 31,571 shares were issued to various shareholders in exchange for their shares of Biointegra Inc. and 55,000 shares were issued to Silvia Todorova for services to be  rendered.   This issuance of securities were exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, in addition to being exempt from registration pursuant to Regulation D. The issuance was an offshore transaction since the entity acquiring the shares is a Quebec corporation. Moreover, there were no directed selling efforts of any kind made in the United States neither by the Corporation nor by any affiliate or any person acting on its behalf in connection with this offering.

On September 15, 2003, the Corporation entered into a Stock Purchase Agreement with Quattro Investments Ltd. for the purchase of 643,256 units of common stock at $0.40 per unit.  Each unit consisting of one share and two share purchase warrants for the purchase of one additional share of common stock at $0.40 per share for a period of one year and one additional share of common stock at $0.50 per share for a period of two years. This issuance of securities were exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, in addition to being exempt from registration pursuant to Regulation D. The issuance was an offshore transaction since the entity acquiring the shares is a Belize corporation. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by the Corporation nor by any affiliate or any person acting on its behalf in connection with this offering.

The Corporation issued 500,000 shares to TGLP Capital Inc., following a subscription agreement signed on October 21, 2003.  The shares are issued but held in trust with IPC Securities until the Corporation receives said funds.  This issuance of securities were exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, in addition to being exempt from registration pursuant to Regulation D. The issuance was an offshore transaction since the entity acquiring the shares is a Canadian corporation. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by the Corporation nor by any affiliate or any person acting on its behalf in connection with this offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

a.

Plan of Operation

At present, based on current operations, we do not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  While we generated income from sales of insects during 2003 from our insect rearing operations, we have entered into an agreement with CCIP to spin-off CCIP from the Corporation and therefore we will not receive any further revenue from these operations after April 12, 2004.   We will be required to raise funds to meet the Corporation’s current monthly overhead, which will include the on-going business of one operational subsidiary.  The Company will require approximately $1,000,000 to cover its anticipated overhead and operational needs for the upcoming twelve month period.  Revenues generated from existing operations  are expect to offset operational overhead by approximately $500,000 which we expect will be generated from product sales in the last quarter of 2004.  The Corporation expects that it will be able to obtain additional equity and/or debt financing to meet this need.  We apply for research and development grants and will receive back 50% of all research and development expenditures which we expect will generate a minimum $150,000 in refunds in 2004.

The Corporation’s operational plans call for the expenditure of approximately $300,000 over the next twelve months on research and development, $200,000 on equipment and the establishment of a production facility, $200,000 for operational overhead of our subsidiary, and $300,000 for operational overhead of the Corporation including legal, accounting, management fees, and other general operating expenses.

b.

Mangement’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934.  The Corporation intends the disclosure in these sections and throughout the Annual Report on Form 10-KSB to be covered by the safe harbor provisions for forward-looking statements.  All statement’s regarding the Corporation’s expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements.  There statements can sometimes be identified by the Corporation’s use of words such as “may”, “believe”, “plan”, “will”, “anticipate”, “estimate”, “expect”, “intend”, and other phrases of similar meaning.  Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements.  The forward-looking information is based on various factors and was derived using numberous assumptions.

IMPORTANT FACTORS THAT MIGHT AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE.

Although we believe that expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct.  Our actual results could be materially different from our expectations, due to a variety of factors, including the following:

BIOINSECTICIDE BUSINESS

*

We may not be able to profitably commercialize our bioinsecticides.   While we have expressions of interests from various potential customers our tests may not result in a marketable product.

*

Wile we may be able to secure supply agreements with clients our products may not gain market acceptance.

*

We may not be successful in educating end users of our products as to the benefits of our products.

*

Larger, more capitalized and more resourceful corporations may introduce products into the marketplace in direct competition to our products and we may not be able to get or maintain market share.

*

Even if we secure multiple clients and our products gain market acceptance, we may not be able to successfully expand our business to meet our projected growth, or respond effectively to the industry’s demand for new products.

*

While our formulations will be protected under non-disclosure and confidentiality agreements, that may not provide the Corporation with adequate protection and others may be able to develop similar formulations.

*

We have incurred substantial operating losses and risk never becoming profitable.

*

Shareholders will face substantial dilution of their equity ownership percentage if we have to issue additional shares to raise capital or make new acquisitions.  The extent of potential dilution depends significantly on the market price of our outstanding shares and may cause significant dilution in the value of your investment.

*

We may not have sufficient revenues from operations to continue to operate and may be unable to obtain further financing prior to achieving profitable results.

Forward-looking statements included in this report speak only as of the filing date of this report and we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

The Corporation is a development stage company with operations in the bioinsecticide technology industry.   The following paragraphs provide an overview of the industry sector in which the Corporation will focus its resources, and in which we are current developing our business through our wholly owned subsidiary.

Fungal Bioinsecticides

Fungal bio-insecticides infect a specified insect through ingestion and contact (penetration of the insect cuticle), making them particularly effective on eggs, nymphs, and adult insects.  Once the fungus has infected the insect, it produces branching arms in the insect’s tissues which invade the inner working of the insect, causing death.  These entomopathogenic fungi allow for host specificity (meaning they do not affect non-target insect species), making them attractive pest control agents.  They are environmentally and ecologically safe and similar to chemical control methods, are usually applied as a spray to applicable crops.

The Market for Bio-insecticides

Current global annual sales for major segments of the insecticide industry (chemical and biological insecticide sales for crops and non-crops are estimated  to be $30 billion dollars.  Biological insecticide products currently account for 1% of the global market, with an expectation of rapid growth to over 20% of the current chemical market for estimated 2006 sales of approximately 7 billion as biological alternatives replace current chemical control methodsas a result of global and consumer pressure mandating use of more environmentally/ecologically friendly control solutions.  Industry is also seeking more effective pest control solutions as both agricultural (food crop) and non-crop based pests are becoming increasingly resistant to chemical control methods.  This also opens a window for companies with organice pest control solutions, such as Terra Nostra.

Our Products

Terra Nostra, through its wholly owned subsidiary, Biointégra Inc. has concluded a research partnership with the Armand Frappier Institute, a component of the National Institute of Scientific Research specializing in technology development geared towards human, animal and environmental health, whereby the Corporation intends to complete research and receive regulatory approval during 2004 to allow commercialization of an entomopathogenic fungus to combat the Colorado potato beetle for use in place of existing chemical insecticides. "Beauveria bassiana", the entomopathogenic fungus under development by Terra Nostra is aimed at providing agricultural producers of potatoes an effective method of pest control, and is safe to the environment with reduced costs to the end user. A major Canadian food company has advised Terra Nostra of their interest in conducting a research trial on the Beauveria bassiana bio-insecticide for evaluation on its effectiveness on their sizeable potato crops.

Research and Development Status Report

Following is a status report on the research and development on Beauveria bassiana base bioinsecticide against the Colorado potato beetle carried out by the Corporation, through its wholly owned subsidiary Biointegra.

1. Screening of different strains of Beauveria bassiana and selection of a specific strain

The entomopathogenic fungi are increasingly taken into consideration for their infectious specificity. This specificity adds to the relevance of the entomopathogenic fungi as a control agent against pests. During the last years, Dr. Todorova, researcher partner at Terra Nostra Technology Ltd., isolated and identified more than 80 different strains of the B. bassiana one of which is highly pathogenous for the Colorado potato beetle. Furthermore, our researchers showed that the twelve-spotted lady beetle, Coleomegilla maculata lengi Timb., and the twospotted stink bug, Perillus bioculatus (F.), two important beetles predators, are less sensitive to attacks of that B. bassiana strain. The possibility of using B. bassiana base formulations in conjunction with C. maculata and P. bioculatus is certainly a way to increase the pest control effectiveness.

2. Characterization of the B. bassiana specific strain

B. bassiana shows an important intraspecific variability which translates into the existence of strains with different characteristics in reference to virulence, specificity, physiology and genetic properties. It was therefore particularly important to develop studies to specify which factors determine the B. bassiana pathogenicity. This will allow, among others, to measure the effect of the mycological environment composition on the virulence and pathogenic activity of the specific strain.

The enzyme and genetic biochemical profiles of the B. bassiana have been established. The biochemical fingerprint allowed us to determine the carbohydrates required developing the fungus. The influences of different substrates (for a better growth and mass production) as well as the adjuvant effect on the viability of the conidia have been evaluated.

3.  Insects rearing and laboratory bioassays

Colorado potato beetles (larva and adults) have been collected in the field and a rearing on potato plants, installed in muslin compartments in controlled atmosphere rooms (25 oC, RH 70%, 16L:8O) was established. Plants are regularly changed and new insect introductions are made regularly.

Laboratory studies consist of bioassays on adults, larva and eggs of the Colorado potato beetles. We evaluated the death rate associated with different B. bassiana concentrations and preparations. The insects inoculation was performed by direct contact and by ingestion. The death rate was noted every 24 hours and variance analyses were performed to discriminate the different treatment effects on the insects.

The analysis of the results allowed us to select the most significant elements to improve our formulation inoculum. This formulation was stabilized and optimized in a non-toxic environment while ensuring a good protection of the conidies against UV rays and a good contact between the insect spore and cuticle. Efficiency tests of the formulation will be performed on selected insect pests and predacious insects (lady bugs and predatory plant bugs). We have determined the B. bassiana base formulation lethal concentration (CL10,50,90) and lethal time (TL10,50,90) and results were analyzed with a Probit test (SAS System,1999). These analyses allowed us to determine a preliminary concentration for field tests.

Our laboratory studies showed that our B. bassiana strain does not produce extracellular toxins. This strain only kills insects by mechanical pressures of the hypha and spore multiplications within the insect’s body. This fact is an important element to go faster during the licensing of our product.

4. Effects of the fungal preparation on the Colorado potato beetle. Field validation.

The effectiveness of the B. bassiana base fungus formulation against the active stages of the Colorado potato beetle was evaluated in an experimental plan with complete randomized blocks. Three spatial blocks were studied. Each block was subdivided in 5 sections of 0.0026 ha corresponding to the following treatments: (1) the experimental formulation (preliminary dosage established at the laboratory: x), (2) the formulation (dosage 2x), (3) the formulation (dosage 5x), (4) the conventional practice with chemical insecticide and (5) a control, without insecticide or biological treatment.  Other phytosanitary practices were all the same in all the treatments. The potato beetle population was standardized on the observed plants. Thirty plants per section were sampled twice a week during the growth period of the culture. We evaluated the abundance, the development stage of the pest as well as the damages.

Foliar treatments were repeated twice within 14 days. We determined The TL50, DL50 and the optimal dosage. The effects on the useful insects were observed and compared to those of the control sections. Results were statistically compared with variance analyses.

The effectiveness of our product was validated on five different experimental farms (Prince Edward Island, Ontario, New Brunswick and two places in Québec). Results showed that our product competes with the Admire insecticide (widely used) and has a fatality rate on the potato beetles varying between 70 to 100%. Furthermore, our product has a fatality rate of 100% on aphids specific to potato crops: Myzus persicae (Sulzer), Macrosiphum euphorbiae (Thomas), Aphis nasturtii Kltb. and Aulacorthum solani (Kltb.) (Homoptera :Aphididae). Aphids, often classified as secondary pests may considerably reduce the yield and represent an important disease vector of which the potato leaf roll virus (PLRV) and mosaics of the potato virus Y (PVY). Finally, we must mention that the Bt strains with certain effectiveness on the potato beetle have no insecticide property on aphids.

5. Large-scale validation

A final B. bassiana base formulation is optimized and ready to be tested on a commercial scale. The experimental plan comprises nine plots of 0.01 ha randomly distributed of which three will be treated with the optimized formulation. Results of the insect deaths will be compared to those of the three plots of 0.01 ha treated according to a control using chemical insecticides and of three more control plots (treatment free). Established optimal dosages will be validated and finalized to control the Colorado potato beetle. Direct and indirect effects of the product use on the insect pests will be established. Effects on useful insects will also be verified. Potato crop yields will be compared with those of a control field and chemical insecticide treated fields. Large-scale production costs will be estimated.

A cooperation agreement with McCain (the most important French fries producer in the world) was signed and large-scale bioassays are expected to be carried out this summer (2002) at McCain’s experimental farm (Florenceville, New Brunswick).

6. Licensing of the product

A pre-consultation meeting with the PMRA (Pest Management Regulatory Agency, Canada) representatives was held in November 2003.   Since our B. bassiana strain is present in Canada and in the United-States, and since it was isolated in the areas of use, our product was classified after examination as: low-risk pesticide. This classification allows us to significantly reduce the amount of data to file before the regulatory agencies. Instead of the different 70 tests usually required, we only have a dozen to fulfill. However, we are required to carry out bioassays in reference to human health (oral, dermal and pulmonary toxicity, as well as skin and eyes irritation tests).

We plan to fulfill all the PMRA requirements before fall and file our license application in Canada. A license application will also be filed in the United-States.

MILESTONES

NEAR TERM GOALS (2004)

The Corporation’s near term goals are to raise sufficient equity and/or debt financing to continue with the ongoing development of our bioinsecticides, and to conclude the testing and development to enable us to fulfill all of the PMRA requirements in Canada before the fourth quarter 2004 and to file our license applications in both Canada and the United States during 2004.

To raise sufficient funds estimated to be $200,000 to purchase equipment and establish our production facility.

INTERMEDIATE TERM GOALS (2004-2005)

The Corporation’s intermediate term goals are to start production and sales of our bioinsecticides through distributors in North America.

LONG TERM GOALS (2005 AND BEYOND)

The Corporation’s long term goals are to start production and sales of our bioinsecticides through distributors in Europe and to continue ongoing development of other marketable bioinsecticides

Financial Outlook

The Corporation intends to commence revenues from the operations of its wholly owned subsidiary, Biointergra during this fiscal year.

The Corporation will seek to raise approximately $1 million dollars in the form of debt and/or equity financing in the near term and also by way of research and development rebates and government grants.  This should provide the Corporation with adequate resources to continue operations and finalize development of its products for commercial markets.  There is no assurance that the Corporation will be successful in raising this amount of capital.

Results of Operations

Comparison of 2003 and 2002

During fiscal years 2003 and 2002, we incurred operating expenses of  $9,499,461 and  $221,295, respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	FISCAL YEAR 2003	FISCAL YEAR 2002
Expense for the acquisition of CCIP and Biointegra	$8,954,008	-0-
Professional fees	$ 125,689	$24,807
Consulting fees	$ 202,458	$88,353
Other administrative expenses	$ 217,306	$108,135

TOTAL	$9,499,461	$221,295

Fiscal 2003 losses included the write down of  goodwill in the amount of $8,954,008 for CCIP and Biointegra which was an extraordinary item for 2003.  There was also a substantial increase in professional fees to $125,689  for 2003 as compared to $24,807 for 2002 due to increased fees from the acquisitions of CCIP and Biointegra.

Consulting fees include the costs of executive management and administrative consultants, these fees increased due to additional consult services related to the acquisition of CCIP and Biointegra.  Other administrative expenses have increased substantially during fiscal year 2003, compared to fiscal year 2002. This is primarily due to traveling expenses of $73,512 and additional rental of $28,705 and salaries in the amount of $37,192.

Depletion and impairment for 2003 were $9932 as compared ($12,222) for 2003.  The Corporation booked a  gain on disposition for 2003 of $4,484.

Net losses for the two completed fiscal years were $9,392,369 (2003) and $227,580 (2002) respectively.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders’ Equity

As of December 31, 2003, the Company had positive  working capital of  $85,242 and Stockholders Equity of $222,263 compared with negative working capital of $142,877 and negative Stockholders Equity of  $147,361 as of December 31, 2002.

Liquidity

The Corporation anticipates it will require approximately $1 million over the next twelve months to fully implement its existing business plan, which includes the continued development of its bioinsecticide, the establishment of a plant for production of a finished product, marketing, expanded management resources and support staff and other day to day operational activities.  The Corporation may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2004, 2005 and 2006 fiscal years.  The amount and timing of additional funds required cannot be definitively states as at the date of this report and will be dependent on a variety of factors.  As of the filing of this report, the Corporation has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations.  Funds have been raised through private loans and  equity financing.  The Corporation anticipates revenues generated from the sale of its bioinsecticides and from grants for research and development will greatly reduce the requirement for additional funding, however we cannot be certain the Corporation will be successful in achieving revenues from those operations.  Furthermore, the Corporation cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During 2003 the Corporation’s primary sources of working capital have come from revenues generated from our sales of insects, and the net proceeds from a research grant, and various shareholder loans.

Material Commitments for Capital Expenditures

The Corporation does not have any material commitments for capital expenditures as at the date of this report.

Note Receivable

The Corporation entered into a private placement agreement  with TGLP Capital Inc. for 500,000 common shares of the Corporation on October 21, 2003 for an amount of US$500,000.  The Corporation expects to receive funds from this subscription before April 30, 2004.   The shares have been issued and are held in trust by IPC Securities.

ITEM 7.

 FINANCIAL STATEMENTS

 TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AND

AUDITOR’S REPORT

December 31, 2003

#

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AND

AUDITOR’S REPORT

DECEMBER 31, 2003

AUDITOR’S REPORT

F-2

BALANCE SHEET

F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

F-4

CONSOLIDATED STATEMENT OF OPERATIONS

F-5

CONSOLIDATED CASH FLOW STATEMENT

F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

F-7 – F-11

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Terra Nostra Technology Ltd.

(Formerly known as Terra Nostra Resources Ltd)

(A Development Stage Company)

We have audited the consolidated balance sheet of Terra Nostra Technology Ltd. (Formerly known as Terra Nostra Resources Ltd) (A development stage company) as of December 31, 2003 and the related consolidated statements of stockholders’ equity, operations, and cash flows for the year then ended December 31, 2003.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Nostra Technology Ltd. (Formerly known as Terra Nostra Resources Ltd) (A development stage company) and subsidiaries as of December 31, 2003 and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial consolidated statements have been prepared assuming that the company will continue as a going concern.  As discussed, in Note 1 to the consolidated statements, the company was only recently formed, has no revenues and has not yet commenced any formal business operations.  This factor raises substantial doubt about the company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(Signed)  Schwartz Levitsky Feldman LLP

April 10, 2004

Chartered Accountants

Montreal, Québec

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

Consolidated Balance sheet

(Expressed in U.S dollars)

AS AT DECEMBER 31, 2003 AND DECEMBER 31, 2002

	NOTES	2003	2002
		$	$
ASSETS

Current
Cash		5 032	2 665
Receivable	2	4 122	4 518
Loan receivable		---	5 000
Note receivable		500 000	---
Income taxes		44 944	---
Advance to a director		36 939	---
Prepaid expenses		14 368	1 193

		605 405	13 376
Fixed assets
Oil and gas leases		---	63 330
Less: accumulated depletion and impairment		---	(63 330)

Research and Development		49 951	---

CAPITAL ASSETS	3	87 070	---

		742 426	13 376
Liabilities

Current
Accounts payable	4	311 350	147 544
Accounts payable (related party)		201 788	3 864
Accrued expenses		---	4 845
Deferred income		7 025	---

		520 163	156 253

FUTURE SITE RESTORATION		---	4 484

Stockholders’ Equity

Common Stock		9 932 640	135 946
Comprehensive loss		(34,801)	---
Accumulated deficit		(9 675 576)	(283 307)

Total Stockholders’ Equity		222 263	(147 361)

Total Liabilities and Stockholders’ Equity		742 426	13 376

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN U.S. DOLLARS)

FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                              COMMON STOCK

	SHARES	AMOUNT	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS EQUITY
		$	$	$	$

Balance at December 31, 2000	981	22 570	(54 537)		(31 967)
Issue of Common Stock	19	250	---		250
NET (LOSS) – YEAR 2001	---	---	(1 190)		(1 190)
BALANCE AT DECEMBER 31, 2001	1 000	22 820	(55 727)		(32 907)
FORWARD SPLIT AT 7500:1	7 500 000	---	---		---
Issue of Common Stock	7 028 900	117 890	---		117 890
PROCEEDS DUE FROM THE ISSUE OF COMMON STOCK	---	(14 764)	---		(14 764)
Stock issued to acquire oil & gas leases	40 000	10 000	---		10 000
Loss for the year	---	---	(227 580)		(227 580)
Balance at December 31, 2002	14 568 900	135 946	(283 307)		(147 361)
Issue of Common Stock for CCIP	15 000 000	9 000 000	---		9 000 000
Reduction in proceeds due from the issue of Common Stock	---	14 764	---		14 764
Cancellation of stock issued to acquire oil & gas leases	(40 000)	(10 000)	---		(10 000)
Issue of Common Stock for Biointegra	86 571	34 628	---		34 628
Loss to December 31, 2003	---	---	(9 392 269)		(9 427 070)
Stock reserved for issuance to settle debt (see note 1)	643 256	257 302	---		257 302
Issue of Common Stock	500 000	500 000	---		500 000
Balance at December 31, 2003	30 758 727	9 932 640	(9 675 576)	(34 801)	222 263

#

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(EXPRESSED IN U.S. DOLLARS)

FOR THE YEARS ENDING DECEMBER 31, 2003, DECEMBER 31, 2002 AND FROM INCEPTION

	2003	2002	FROM INCEPTION (FEBRUARY 7, 1994) THROUGH DECEMBER 31, 2003
	$	$	$

SALES AND OTHER REVENUE

Sales	81 937	---	81 937
Grant	8 486	---	8 486
Gain on disposition	4 484	---	4 484
Petroleum & natural gas (net of royalties)	2 353	5 937	32 640
Less:
Related costs (including depletion and impairment)	9 932	(12 222)	(69 597)

	107 192	(6 285)	57 950

OPERATING EXPENSES

GOODWILL	8 954 008	---	8 954 008
Professional fees	125 689	24 807	150 496
Consulting fees	202 458	88 353	290 811
Write off loan receivable	---	---	7 056
Other expenses	217 306	108 135	331 155

	9 499 461	221 295	9 733 526

(NET LOSS)	(9 392 269)	(227 580)	(9 675 576)

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

Consolidated Cash flow statement

(EXPRESSED IN U.S. DOLLARS)

FOR THE YEARS ENDING DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND FROM INCEPTION

	2003	2002	FROM INCEPTION (FEBRUARY 7, 1994) THROUGH DECEMBER 31, 2003
	$	$	$

Operating activities
(Net loss)	(9 392 269)	(227 580)	(9 675 576)
Adjustments for:
Depreciation expense	13 897	10 290	81 711
Gain on disposal of assets	(4 484)	---	(4 484)
Writedown of goodwill	8 954 008		8 954 008
Changes in operating assets and liabilities:
Accounts receivable	15 743	(4 518)	11 225
Income taxes	(44 944)	---	(44 944)
Advance to a director	(40 362)	---	(40 362)
Prepaid expenses	2 245	(1 193)	1 052
Accounts payable	595 371	150 878	749 787
Deferred income	(12 216)	---	(12 216)
Accrued expenses	(4 845)	1 845	(3 000)

Net cash flow from operating activities	82 144	(70 278)	17 201

Investing Activities
Loans receivable	5 000	(5 000)	---
Acquisition of fixed assets (net)	(4 789)	---	(58 119)
Research and development (net of I.T.C)	(49 951)	---	(49 951)

	(49 740)	(5 000)	(108 070)

FINANCING ACTIVITIES
Issue of common stock	---	117 890	140 452
Proceeds due from the issue of common stock	14 764	(14 764)	---
Cancellation of stock issue	(10 000)	---	(10 000)
Shareholder’s loan	---	(25 653)	250

	(4 764)	77 473	130 702

EFFECTS OF EXCHANGE RATES ON CASH	(34,801)		(34 801)

CASH INCREASE	2 367	2 195	5 032

Cash, beginining of period	2 665	470	---

CASH, END OF PERIOD	5 032	2 665	5 032

#

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

Notes to the consolidated financial statements

DECEMBER 31, 2003 AND DECEMBER 31, 2002

(EXPRESSED IN U.S. DOLLARS)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of TERRA NOSTRA TECHNOLOGY LTD. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements are stated in United States of America dollars

Basis of Consolidated Financial Statement Presentation

These consolidated financial statements for 2003 and 2002 include the Company and its wholly owned subsidiaries, Corporation CCIP and Biointegra Inc.  All significant inter-company accounts and transactions have been eliminated.

Organization and operations

The company was incorporated as Renegade Recreational Rentals Inc. under the laws of the State of Nevada on February 7, 1994 for the purpose of renting jet boats.  The Company’s Charter was revoked on November 1, 1996 and subsequently re-instated on October 11, 2000.  The Company’s name was changed to Terra Nostra Resources Ltd. on January 25, 2002 and further changed to Terra Nostra Technology Ltd. on April 2, 2003.  The Company acquired oil and gas assets in 1996 and 1997.

On March 26, 2003, the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Corporation CCIP Inc., a private Quebec, Canada corporation (“CCIP”), which consists of 100 Class A shares and 115,000 Class B shares.  Under the terms of the acquisition, 15,000,000 common shares of the Company’s Stock were issued to the stockholders of CCIP for a value of $9,000,000 ($0.60 per share).  The issuance and delivery of the Company’s shares pursuant to the acquisition took place on April 7, 2003.

CCIP offers viral bio insecticides produced by them to the North American market, CCIP owns the rights to three viral bio insecticide products registered in Canada.

On June 15, 2003, the Company disposed of its interest in producing oil and gas properties located in Washington County, Colorado and exploration oil and gas leases in Rosebud County, Montana.  The Company no longer has any oil and gas assets.

During the quarter ended September 30, 2003 the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Biointegra Inc., a private Quebec, Canada corporation (“Biointegra”), a company which develops fungal bio-insecticides, which consists of 50 class A shares and 11,075 Class B shares.  The acquisition was effective as of August 31, 2003.  Under the terms of the acquisition, 86,571 shares of the Company’s Common Stock were issued to the shareholder of Biointegra, 23,738 shares for the acquisition, 7,833 shares to settle outstanding loans and 55,000 shares for accrued salaries.  The issuance and delivery of the Company’s shares pursuant to the acquisition took place on September 24, 2003.

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

Notes to the consolidated financial statements

DECEMBER 31, 2003 AND DECEMBER 31, 2002

(EXPRESSED IN U.S. DOLLARS)

Organization and operations

On September 15, 2003, the Company entered into a debt settlement agreement with an outside creditor whereby the Company issued a total of 643,256 units at a deemed price of $0.40 per unit in settlement of $257,302 of debt on the balance sheet of the Company, each unit consisting of one share and two share purchase warrants entitling the Investor to purchase one additional share of common stock for a period of one year from the effective day at $0.40 per share and one additional share of common stock for a period of two years from the effective date at $0.50 per share (the “Units”) pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933 (“Reg. S”).  The balance sheet as presented reflects the settlement of the debt by including the shares noted above in the issued and outstanding common stock, however, as of the date of this report the shares remain reserved for issuance but not yet issued.

Use of estimates

In conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenue and expenses during the year. Actual results could differ from these estimates.

Intangible assets and goodwill

The Company accounts for intangible assets and goodwill in accordance with statement of financial accounting standards (SFAS).

Goodwill and other intangible which was adopted by the Company January 1, 2003 in accordance with that statement of goodwill and intangible assets with indefinite are no longer amortized but rather test for impairment at least annually.

Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired in a purchase business combination.  For the year 2003 the goodwill has been fully expensed to the statement of operations.

Foreign currency translation

The Company uses the Canadian dollar as its functional currency. Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of the acquisition or issue. Items appearing in the statement of income, except for cost of inventories and depreciation, are translates at average period rates. Exchanges gains and losses are included in the statements of shareholder’s equity.

Capital assets

Capital assets are recorded at cost less accumulated depreciation. Depreciation is applied on the declining balance basis to write off the cost of capital assets over their estimated lives are as follows:

Office furniture

20%

Production equipment

20%

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

Notes to the consolidated financial statements

DECEMBER 31, 2003 AND DECEMBER 31, 2002

(EXPRESSED IN U.S. DOLLARS)

Deferred income taxes

The company follows the assets and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are recognized for the expected deferred tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Financial instruments

The Company’s financial instruments consist of cash, receivables, prepaid expenses, accounts payable, accrued liabilities, deferred income and amount due to another company and to a director. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying value, unless otherwise noted.

2. RECEIVABLE	2003	2002
	$	$

Trade	4 122	4 622

	4 122	4 622

3. CAPITAL ASSETS			2003	2002
	Cost	Accumulated	Net book	Net book
		Depreciation	Value	Value
	$	$	$	$

Office furniture	10 993	1 093	9 900	---
Production equipment	98 688	21 518	77 170	---

	109 681	22 611	87 070	---

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

Notes to the consolidated financial statements

DECEMBER 31, 2003 AND DECEMBER 31, 2002

(EXPRESSED IN U.S. DOLLARS)

4. ACCOUNTS PAYABLE	2003	2002
	$	$

Trade	298 415	147 544
Wages and fringe benefits	26 801	---
Sales tax	(13 866)	---

	311 350	147 544

5.

Stockholders’ Equity

The Company is authorized to issue 100 million shares of common stock at a par value of $0.001 and had 30,758,727 shares of common stock issued and outstanding as of December 31, 2003 and 14,568,900 for the year 2002.

6.

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

7.

BUSINESS ACQUISITION

During the current fiscal year the following acquisitions took place:

a)

On March 25, 2003 the Company entered into a Share Exchange Agreement whereby it acquired 100% of Corporation CCIP Inc., a Quebec private company which owns the right to three viral bio

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

Notes to the consolidated financial statements

DECEMBER 31, 2003 AND DECEMBER 31, 2002

(EXPRESSED IN U.S. DOLLARS)

7.

BUSINESS ACQUISITION

insecticide products registered in Canada.  The consideration paid was 15 000 000 common shares of the Company valued at $0.60 per share.

b)

On August 31, 2003 the Company entered into a Share Exchange Agreement whereby it acquired 100% of Biointegra Inc., a Quebec private company which will develop the bio insecticide.  The consideration paid was 23 738 common shares of the company valued at $0.40 per share.

c)

The allocation of the purchase price was as follows:

	CORPORATION CC	BIOINTEGRA
	CCIP	INC
	$	$

Current assets	13 251	3 663
Capital assets	82 281	---
Current liabilities	(40 285)	(3 423)

	55 247	240

8.

RELATED PARTY TRANSACTIONS

During the period, some stockholders (directors) provided services totalling $ 164,247.

9.

SUBSEQUENT EVENTS

On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc. (“Quebec Inc.”) in settlement of a dispute between the Company and Quebec Inc. Under the terms of the Share Exchange Agreement, the Company will form a wholly-owned subsidiary (CCIP2) to acquire all of the assets and liabilities of Corporation CCIP and will distribute the shares of CCIP2 to all of the stockholders of record of the Company as of April 1, 2004 on a pro rata basis of one (1) share for every ten (10) shares of the Company.  The Company shall also issue to Quebec Inc. and place into escrow a promissory note in the amount of $30,000 to be released to Quebec Inc. in the event that the Company does not fulfill its obligations to file a Schedule 14C with regards to the spin off of CCIP2 on or before April 22, 2004.  Quebec Inc. shall return to the Company 14,586,000 shares of Terra Nostra and shall be responsible for the drafting of an information statement on Schedule 14C which the Company shall file.  Louis Nadeau, Marc Fournier, and Philippe LaMontagne shall resign at the time of the spin-off.  The spin-off is also subject to the Company’s receipt of a reasonably satisfactory legal opinion that the spin-off of CCIP2 does not violate provisions of the Nevada Revised Statutes, any bulk sales laws, or any securities laws, rules or regulations of the SEC or the Province of Quebec.  If the spin-off does not take place the shares of CCIP2 shall be released to Quebec Inc. and the 14,586,000 shares of the Company shall be released pursuant to the Company’s instructions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 23, 2003, the Board of Directors of Terra Nostra Technology Ltd (the "Corporation") dismissed Stan J.H. Lee the Company's independent auditors.  Stan J.H. Lee audited the Company's consolidated financial statements for our two most recent fiscal years ended December 31, 2002.

The report of Stan J.H. Lee accompanying the audit for our two most recent fiscal years ended December 31, 2002 was not qualified or modified as to audit scope or accounting principles. However, such report did contain a modification with regards to the entity's ability to continue as a going concern.

During our two most recent fiscal years ended December 31, 2002,  and during the interim period up through March 23, 2003,  there were (1) no disagreements between the Company and Stan J.H. Lee on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure; (2) no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B promulgated by the Securities and Exchange Commission ("Regulation S-B"); and (3) no matters identified by Stan J.H. Lee involving our internal control structure or operations which was considered to be material weakness.

Stan J.H. Lee reviewed this Form 8-K with respect to the aforesaid disclosure and was provided the opportunity to furnish a letter with respect thereto.  We have included this letter as an exhibit to this form 8-K.

On March 23, 2004, the Board of Directors of the Company appointed Schwartz Levitsky Feldman Inc as the Company's new independent accountants.

During its two most recent fiscal years ended December 31, 2003, the Company did not consult with Schwartz Levitsky Feldman Inc regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did the Company consult with Schwartz Levitsky Feldman Inc with respect to any accounting disagreement or any reportable event as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of this report we carried out an evaluation under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) The following table sets forth the names and ages of all directors and executive officers of Terra Nostra as of December 31, 2003, indicating all positions and offices with Terra Nostra held by each such person:

Name	Age	Title and Position Held
Regis Bosse	49	President/Treasurer, Member of the Board of Directors
Richard St. Julien	33	Secretary, Member of the Board of Directors
Louis Nadeau	34	President of CCIP, Member of the Board of Directors
Marc Fournier	33	Member of the Board of Directors
Phillipe Lamontagne	29	Member of the Board of Directors
Kebir Ratnani	53	Member of the Board of Directors
Daniel Julien	47	Member of the Board of Directors

The members of Terra Nostra's Board of Directors are elected by the holders of Terra Nostra's common stock. Cumulative voting for directors is not permitted. The Corporation held it’s  Annual Shareholders' Meeting on May 30, 2003.  The term of office of directors of Terra Nostra ends at the next annual meeting of Terra Nostra's shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in Terra Nostra's bylaws to be held on a date as fixed from time to time by the Board of Directors. The term of office of each officer of Terra Nostra ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. No organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of Terra Nostra.

Mr. Regis Bosse – President/Treasurer, Member of the Board of Directors.  Mr. Bosse joined the Board of Directors of Terra Nostra on February 5, 2002 and became the Corporation's President and Treasurer on August 30, 2002.  From 1999 to present, Mr. Bosse was the Executive Vice President of Arena Gold Resources Inc., a reporting issuer under the securities laws of the Provinces of Quebec, Alberta and British Columbia. From 1997 to 1999, Mr. Bosse was an investment advisor with Desjardins Securities. From 1980 to 1996, Mr. Bosse practiced as a Certified General Accountant. Mr. Bosse received his degree as a certified general account in 1978 and took the Canadian Securities Course and received his Canadian Securities Diploma in 1996.

Mr. Richard St. Julien –Secretary, Member of the Board of Directors.  Mr. St. Julien joined the Board of Directors and was named the Corporation's Secretary on August 30, 2002.  Mr. St. Julien has also been a member of the Board of Directors of Vectoria Inc., an internet telephony services Corporation, since November 2001.  Mr. St. Julien has a Bachelor of Law degree from the University of Ottawa. He practices Commercial and International Law since 1992. He has been a practicing attorney since that time and is involved in numerous business ventures as entrepreneur. He has moved to Montreal and specializes in International Business Law and Canadian securities law with strategic partners in Western Canada and the USA.

Mr. Louis Nadeau – President of CCIP and Member of the Board of Directors.  Mr. Nadeau is the President and a member of the Board of Directors of CCIP and of Terra Nostra. In fact, Mr. Nadeau is a co-founder of CCIP. Before that, he worked in many sectors of activity including management of an Internet Corporation and an entertainment and distribution Corporation.  He was also the director of a Corporation who created natural scale interactive games. Mr. Nadeau is an experienced businessman and he has been involved in project financing for CCIP.

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

Mr. Phillip Lamontagne - Member of the Board of Directors.  Mr. Lamontagne has a bachelor degree in biology.  He worked three years as entomologist on a project to integrate pest management for Balsam fir aphids. He worked to reduce the pesticides utilisation by the use of natural enemies against pests.  He developed an aphids resistant Balsam Fir tree. After that he created a toy Corporation, which produced puzzles for young children. Finally, he jointed CCIP and become a supervisor of the Corporation.

Mr. Kebir Ratnani – Member of the Board of Directors – Mr. Ratani has a College Diploma in Pure Sciences, a B.Sc.A, and an M. Sc. A in chemical engineering from Laval University and a diploma in management and marketing from the Institute of Gas Technologies, Chicago, Ill.  From 1997 to 2000, he was employed at Hydro-Quebec International Inc. as Vice President, Africa and the Middle East.  From 2000 to present he is employed as Vice President International, Infrastructure – Water – Energy at SNC Lavalin, Inc. He is a member of the Board of Directors for SOGEL, an electrical distribution company located in New Guinea, a member of the Board of Directors and member of the audit committee for SEMAFO, and a member of the Board of Directors for International Dentalmatic.  He has 22 years of experience in the natural gas, electricity, windmill and energy sectors and holds 13 patents relating to natural gas, petrochemical and environmental technologies.

Mr. Daniel Julien – Member of the Board of Directors-Mr. Julien received a bachelors degree in accounting from the Universite of Quebec in 1981, a bachelors degree in business administration from the University of Ottawa in 1979 and received his designation as a Chartered Accountant in 1983.  Mr. Julien became the Corporation’s financial comptroller on July 15, 2003 and  joined the Board of Directors of the Corporation on November 7, 2003.  Mr. Julien was co-owner and general director of Le Carre de la Renovation, a Rona franchise operating in Val Dor, Quebec from 1992 to 2003.

The Board of Directors of Terra Nostra Resources Ltd. presently has no audit committee. The term of office for each director is one (1) year, or until his/her successor is elected at Terra Nostra's annual meeting and qualified. The term of office for each officer of Terra Nostra is at the pleasure of the board of directors.

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Regis Bosse	President, Treasurer and Member of the Board of Directors	N/A	N/A	N/A
Richard St. Julien	Secretary and Member of the Board of Directors	N/A	N/A	N/A
Louis Nadeau	President of CCIP and Member of the Board of Directors	Late/1	Late/1	N/A
Marc Fournier	Member of the Board of Directors	Late/1	Late/1	N/A
Philippe LaMontagne	Member of the Board of Directors	Late/1	Late/1	N/A
Kebir Ratnani	Member of the Board of Directors	Late/1	N/A	N/A
Daniel Julien	Member of the Board of Directors	Late/1	Late/1	N/A

As of the date of this report, the Company has not adopted a code of ethics that applies to is principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company had  intended to prepare such a code of ethics and present it to its Board of Directors for adoption during the second quarter of fiscal year 2003, however while it prepared plans for review, it did not complete the planned adoption of a code of ethics.  The Company has target the second quarter of fiscal year 2004 to review and finalize the adoption of a code of ethics.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the year ending December 31, 2004 and post it on its website.

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

Annual Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa-tion Stock	Restricted Stock Award ($)	Securities Underlying Options/SARs (#)	LTIP	Other
Clifford L. Winsor, President and Director	2001	$0	0	0	0	0	0	0

Clifford L. Winsor, President and Director	2002	$0	0	0	0	0	0	0
Regis Bosse, President and Director	2002	$0	0	0	0	0	0	0
Regis Bosse, President and Director	2003	$60,000(1)	0	0	0	0	0	0

(1)

All of the salary owing to Mr. Bosse is accrued and will be paid at the direction of the Board of Directors.

There were no stock options granted to officers or directors of the Company during the fiscal year ended December 31, 2003.

Terra Nostra did not pay any compensation services to directors during the fiscal year ended December 31, 2003. Terra Nostra presently has no plans to compensate its directors.

OPTIONS

STOCK OPTION AND STOCK AWARD PLANS

At the annual general meeting of the Corporation held on November 7, 2003, the shareholders approved a stock option and stock award plan to allow the Corporation to attract new directors, officers and employees with credtials satisfactory to assist the Corporation in its growth plans.  The total number of shares authorized under the plan were 2,000,000.  Members of the Corporation’s Board of Directors will be eligible, as a group, for no more than 25% of the shares authorized under the plan and executive officers will be eligible, as a group, for no more than 25% of the shares authorized under the plan.  The plan will terminate on April 15, 2013.  The options and awards will be granted at the direction of the Board of Directors.  Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 110% of the trading price of the common shares at the date of the grant.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2004, with respect to the beneficial ownership of Terra Nostra's common stock by each person known by Terra Nostra to be the beneficial owner of more than 5% of the outstanding common stock, by each of Terra Nostra's officers and directors, and by the officers and directors of Terra Nostra as a group.  As of such date, 30,758,727 shares were issued and outstanding. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Ultimate Destinations Inc.(1) 1530-9th Ave S.E., Calgary, AB T2G0T7	1,775,000	5.8%

(1)

The sole director and officer of Ultimate Destinations Inc. is Clifford Larry Winsor.

The following sets forth information with respect to Terra Nostra's Common Stock beneficially owned by each Officer and Director and by all Directors and Officers as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Regis Bosse, President/Treasurer, Director 720, 2160 Rue De La Montagne, Montreal, Quebec, Canada H3G 2T3	500,000	1.6%
Common	Richard St. Julien, Director, Secretary/Treasurer 720, 2160 Rue De La Montagne, Montreal, Quebec, Canada H3G 2T3	-0-	-0-
Common	Louis Nadeau, Director 182 57th East Street Quebec City, Quebec G1H 2G2	14,150,000(1)	46.0%
Common	Marc Fournier 182 57th East Street Quebec City, Quebec G1H 2G2	285,300(2)	0.01%
Common	Phillipe Lamontagne 182 57th East Street Quebec City, Quebec G1H 2G2	75,000(3)	0.024%
Common	Daniel Julien 720, 2160 Rue De La Montagne, Montreal, Quebec, Canada H3G 2T3	13,000.0001%
Common	Kebir Ratnani 455 Renee Levesque Ouest, Montreal, Quebec H2Z 1Z3	0	0
Common shares held by directors and officers as a group		15,010,300	48.8%

(1)

14,000,000 of these shares are held in the name of 9126-2238 Quebec Inc., a private Quebec corporation, which is controlled by Mr. Nadeau.  150,000 of these shares are held by family members.

(2)

These shares are held by various family members of Mr. Fournier.

(3)

These shares are held by family members of Mr. LaMontagne

CHANGES OF CONTROL

On March 30, 2004, the Corporation entered into a Share Exchange Agreement with 9126-9338 Quebec Inc. (“Quebec Inc.”) in settlement of a dispute between the Corporation and Quebec Inc. Under the terms of the Share Exchange Agreement, the Corporation will form a wholly-owned subsidiary (CCIP2) to acquire all of the assets and liabilities of Corporation CCIP and will distribute the shares of CCIP2 to all of the stockholders of record of the Corporation as of April 1, 2004 on a pro rata basis of one (1) share for every ten (10) shares of the Corporation.  The Corporation shall also issue to Quebec Inc. and place into escrow a promissory note in the amount of $30,000 to be released to Quebec

Inc. in the event that the Corporation does not fulfill its obligations to file a Schedule 14C with regards to the spin off of CCIP2 on or before April 22, 2004.  Quebec Inc. shall return to the Corporation 14,586,000 shares of Terra Nostra and shall be responsible for the drafting of an information statement on Schedule 14C which the Corporation shall file.  Louis Nadeau, Marc Fournier, and Philippe LaMontagne shall resign at the time of the spin-off.  The spin-off is also subject to the Corporation’s receipt of a reasonably satisfactory legal opinion that the spin-off of CCIP2 does not violate provisions of the Nevada Revised Statutes, any bulk sales laws, or any securities laws, rules or regulations of the SEC or the Province of Quebec.  If the spin-off does not take place the shares of CCIP2 shall be released to Quebec Inc. and the 14,586,000 shares of the Corporation shall be released pursuant to the Corporation’s instructions.   Should the 14,586,000 shares be returned to the Corporation this could result in a change of control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 26, 2003, the Corporation entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Corporation CCIP Inc., which consists of 100 Class A shares and 115,000 Class B shares (the “Acquisition”).  Under the terms of the Acquisition, fifteen million (15,000,000) common shares of the Corporation’s Stock were issued to the shareholder of CCIP, 9126-2238 Quebec Inc., for a value of $9,000,000  US or 0.60 $ per share.  The shares were issued on March 26, 2003 and delivered pursuant to the Acquisition on April 4, 2003. The control person of 9126-2238 Quebec Inc. is Mr. Louis Nadeau, who was also appointed to the Corporation’s Board of Directors. This issuance of securities were exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, in addition to being exempt from registration pursuant to Regulation D. The issuance was an offshore transaction since the entity acquiring the shares is a Quebec corporation. Moreover, there were no directed selling efforts of any kind made in the United States neither by the Corporation nor by any affiliate or any person acting on its behalf in connection with this offering.   Mr. Nadeau is a director of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

3(i)	Articles of Incorporation and amendments thereto	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3(ii)	Form of Common Stock Specimen	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
4	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.1	General Conveyance Agreement dated September 1, 1996, by and between the Corporation and Buccaneer Holdings Inc., a Belize corporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB, Amendment No. 2, filed with the SEC on May 16, 2002, file number 000- 49631.
31	Section 302 Certification- Chief Executive Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

On March 26, 2004, the Corporation filed a Form 8-K under Item 4 disclosing the change in the Corporation’s  Certifying Accountant from Stan J. H. Lee to Schwartz Levitsky Feldman Inc.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December31, 2003 and December 31, 2002:

Services	2003	2002
Audit fees	$8,000	$1,500
Audit related fees	$1,050	$960
Tax fees	-0-	-0-
Total fees	$9,050	$2,460

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA TECHNOLOGY LTD.

By:/s/ REGIS BOSSE

Name:  Regis Bosse
Title: President. Principal Executive, Financial and Accounting Officer
Date: April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ REGIS BOSSE

Name:  Regis Bosse
Title: President and Member of the Board of Directors
Date: April 14, 2004

By:/s/ RICHARD ST. JULIEN
Name:  Richard St. Julien
Title: Member of the Board of Directors
Date: April 14, 2004

By: /s/ LOUIS NADEAU
Name:  Louis Nadeau
Title: Member of the Board of Directors
Date: April 14, 2004

By: /s/ MARC FOURNIER

Name: Marc Fournier

Title: Member of the Board of Directors
Date: April 14, 2004

By: /s/ PHILLIPE LAMONTAGNE

Name:  Phillipe Lamontagne
Title: Member of the Board of Directors
Date: April 14, 2004

By: /s/ DANIEL JULIEN

Name:  Daniel Julien
Title: Member of the Board of Directors
Date: April 14, 2004

By: /s/ KEBIR RATNANI

Name:  Kebir Ratnani
Title: Member of the Board of Directors
Date: April 14, 2004