Form 10QSB
period 2004-03-31
TERRA NOSTRA TECHNOLOGY LTD
filed 2004-05-21
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2004

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

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X

No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

30,758,727 shares of common stock, $0.001 par value, as of  May 11, 2004

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the financial statements and footnotes thereto included in  the Company’s Annual Financial Statements filed on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2004.

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

BALANCE SHEET

 F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

F-4

CONSOLIDATED STATEMENT OF OPERATIONS

F-6

CONSOLIDATED CASH FLOW STATEMENT

F-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

F-8 TO F-13

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(EXPRESSED IN U.S DOLLARS)

AS AT MARCH 31, 2004 AND DECEMBER 31, 2003

		March 31, 2004 (UNAUDITED) $	December 31, 2003 (AUDITED) $
NOTES
ASSETS
CURRENT
Cash		133	5 032
Receivable	2	3 696	4 122
Note receivable		500 000	500 000
Income taxes		48 212	44 944
Advance to a director		31 617	36 939
Prepaid expenses		8 480	14 368
		592 138	605 405

Research and Development		53 583	49 951

CAPITAL ASSETS	3	81 644	87 070

		727 365	742 426
LIABILITIES

CURRENT
Accounts payable	4	484 205	311 350
Accounts payable (related party)		72 611	201 788
Deferred income		6 944	7 025

		563 760	520 163
STOCKHOLDERS’ EQUITY

Common Stock		9 932 640	9 932 640
Comprehensive loss		(34 023)	(34 801)
Accumulated deficit		(9 735 012)	(9 675 576)

Total Stockholders’ Equity		163 605	222 263

Total Liabilities and Stockholders’ Equity		727 365	742 426

The accompanying notes are an integral part of these consolidated financial statements.

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN U.S. DOLLARS)

QUARTER ENDED MARCH 31, 2004

	Common Stock		Warrants			Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares		Amount
Balance at December 31, 2000	981	22,570	--		--	(54,537)		--	(31,967)
Issue of common stock	19	250	--		--	--		--	250
Net (loss) – year 2001	--	--	--		--	(1,190)		--	(1,190)
Balance at December 31, 2001	1,000	22,820	--		--	(55,727)		--	(32,907)
Forward split at 7500:1	7,500,000	--	--		--	--		--	--
Issue of Common Stock	7,028,900	117,890	--		--	--			117,890
Proceeds due from the issue of Common Stock	--	(14,764)	--		--	--		--	(14,764)
Stock issued to acquire oil & gas leases	40,000	10,000	--		--	--		--	10,000
Loss for the year	---	---	---		---	(227,580)		---	(227,580)
Balance at December 31, 2002	14,568,900	$135,946	---	$	---	$(283,307)	$	---	$(147,361)
Issue of Common Stock for CCIP	15,000,000	9,000,000	--		--	--		--	9,000,000
Reduction in proceeds due from the issue of Common Stock	--	14,764	--		--	--		--	14,764

The accompanying notes are an integral part of these consolidated financial statements.

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN U.S. DOLLARS)

QUARTER ENDED MARCH 31, 2004

	Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Cancellation of stock issued to acquire oil & gas leases	(40,000)	(10,000)	--	--	--	--	(10,000)
Issue of Common Stock for Biointegra	86,571	34,628	--	--	--	--	34,628
Loss to December 31, 2003	--	--	--	--	(9,392,269)	--	(9,427,070)
Stock issuances related to private placements	500,000	500,000	--	--	--	--	500,000
Stock issuances to settle debt	643,256	129,533	--	--	--	--	129,533
Warrants to settle debt	--	--	1,286,512	127,769	--	--	127,769
Balance at December 31, 2003	30,758,727	9,804,871	1,286,512	127,769	(9,675,576)	(34,801)	222,263
(Loss) income to March 31, 2004	--	--	--	--	(59,436)	778	(58,658)
Balance at March 31, 2004	30,758,727	9,804,871	1,286,512	127,769	(9,735,012)	(34,023)	163,605

The accompanying notes are an integral part of these consolidated financial statements.

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

(EXPRESSED IN U.S. DOLLARS)

FOR THE QUARTER ENDING MARCH 31, 2004, MARCH 31, 2003 AND FROM INCEPTION

	QUARTER ENDED MARCH 31, 2004 (UNAUDITED)	QUARTER ENDED MARCH 31, 2003 (UNAUDITED)	FROM INCEPTION (FEBRUARY 7, 1994) THROUGH MARCH 31, 2004
	$	$	$
SALES AND OTHER REVENUE
	21 807	605	103 744
Sales	--	--	8 486
Grant	--	--	4 484
Gain on disposition	--	519	32 640
Petroleum & natural gas (net of royalties)
Less:
Related costs (including depletion and impairment)	--	--	(69 597)
	21 807	1 124	79 757

OPERATING EXPENSES

GOODWILL	--	--	8 954 008
Professional fees	993	830	151 489
Consulting fees	18 775	8 766	309 586
Write off loan receivable	--	--	7 056
Other expenses	61 475	31 861	392 630

	81 243	41 457	9 814 769

NET (LOSS)	(59 436)	(40 333)	(9 735 012)

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED	(0.002)	(0.003)	(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	30,758,727	15,735,567	30,758,727

DILUTED	32,045,239	15,735,567	32,045,239

The accompanying notes are an integral part of these consolidated financial statements.

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED CASH FLOW STATEMENT

(EXPRESSED IN U.S. DOLLARS)

FOR THE QUARTER ENDING MARCH 31, 2004 AND MARCH 31, 2003 AND FROM INCEPTION

	QUARTER ENDED MARCH 31, 2004 (UNAUDITED	QUARTER ENDED MARCH 31, 2003 (UNAUDITED)	FROM INCEPTION (FEBRUARY 7, 1994) THROUGH MARCH 31, 2004
	$	$	$
OPERATING ACTIVITIES
(Net loss)	(59 436)	(40 333)	(9 735 012)
Adjustments for:
Depreciation expense	5 426	68	87 137
Gain on disposal of assests	--	--	(4 484)
Writedown of goodwill	--	--	8 954 008
Changes in operating assets and liabilities:
Accounts receivable	426	(1 456)	11 651
Income taxes	(3 268)	--	(48 212)
Advance to a director	5 322	--	(35 040)
Prepaid expenses	5 888	(1 262)	6 940
Accounts payable and accrued expenses	43 678	32 415	790 465
Deferred income	(81)	--	(12 297)
Accrued expenses	--	--	(132 177)

Net cash flow from operating activities	(2 045)	(10 568)	15 156

INVESTING ACTIVITIES
Loans receivable	--	--	--
Acquisition of fixed assets (net)	--	--	(58 119)
Research and development (net of I.T.C)	(3 632)	--	(53 583)

	(3 632)	--	(111 702)
FINANCING ACTIVITIES
Issue of common stock	--	165	140 452
Proceeds due from the issue of common stock	--	5 730	--
Cancellation of stock issue	--	--	(10 000)
Loans payable	--	10 195	--
Shareholder’s loan	--	--	250
	--	16 090	130 702

EFFECTS OF EXCHANGE RATES ON CASH	778	5 522	(34 023)

CASH INCREASE	(4 899)	2 665	133

CASH, BEGINNING OF PERIOD	5 032	8 187	--

CASH, END OF PERIOD	133	2 665	133

The accompanying notes are an integral part of these consolidated financial statements.

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

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

These consolidated financial statements for 2004 and 2003 include the Company and its wholly owned subsidiaries, Corporation CCIP and Biointegra Inc.  All significant inter-company accounts and transactions have been eliminated.

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

On March 26, 2003, the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Corporation CCIP Inc., a private Quebec, Canada corporation (“CCIP”), which consists of 100 Class A shares and 115,000 Class B shares.  Under the terms of the acquisition, 15,000,000 common shares of the Company’s Stock were issued to the stockholders of CCIP for a value of $9,000,000 ($0.60 per share).  The issuance and delivery of the Company’s shares pursuant to the acquisition took place on April 7, 2003. On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc. (“Quebec Inc.”) in settlement of a dispute between the Company and Quebec Inc. Under the terms of the Share Exchange Agreement, the Company will form a wholly-owned subsidiary (CCIP2) to acquire all of the assets and liabilities of Corporation CCIP and will distribute the shares of CCIP2 to all of the stockholders of record of the Company as of April 1, 2004 on a pro rata basis of one (1) share for every ten (10) shares of the Company.  The Company shall also issue to Quebec Inc. and place into escrow a promissory note in the amount of $30,000 to be released to Quebec Inc. in the event that the Company does not fulfill its obligations to file a Schedule 14C with regards to the spin off of CCIP2 on or before April 22, 2004.  Quebec Inc. shall return to the Company 14,586,000 shares of Terra Nostra and shall be responsible for the drafting of an information statement on Schedule 14C which the Company shall file.  Louis Nadeau, Marc Fournier, and Philippe LaMontagne has resigned at the time of the spin-off.  The spin-off is also subject to the Company’s receipt of a reasonably satisfactory legal opinion that the spin-off of CCIP2 does not violate provisions of the Nevada Revised Statutes, any bulk sales laws, or any securities laws, rules or regulations of the SEC or the Province of Quebec.  If the spin-off does not take place the shares of CCIP2 shall be released to Quebec Inc. 14,000,000 shares of the Company has remitted to the company and 586,000 shares shall be released pursuant to the Company’s instructions

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

On June 15, 2003, the Company disposed of its interest in producing oil and gas properties located in Washington County, Colorado and exploration oil and gas leases in Rosebud County, Montana.  The Company no longer has any oil and gas assets.

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

ORGANIZATION AND OPERATIONS

On September 15, 2003, the Company entered into a debt settlement agreement with an outside creditor whereby the Company issued a total of 643,256 units at a deemed price of $0.40 per unit in settlement of $257,302 of debt on the balance sheet of the Company, each unit consisting of one share and two share purchase warrants entitling the Investor to purchase one additional share of common stock for a period of one year from the effective day at $0.40 per share and one additional share of common stock for a period of two years from the effective date at $0.50 per share (the “Units”) pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933 (“Reg. S”).  The balance sheet as presented reflects the settlement of the debt by including the shares noted above in the issued and outstanding common stock, however, said shares were issued on March 12, 2004.

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

MARCH 31, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

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

2. RECEIVABLE	MARCH, 31	DECEMBER
	2004	31, 2003
	$	$

Trade	3 696	4 122

	3 696	4 122

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

3. CAPITAL ASSETS			MARCH, 31	DECEMBER
			2004	31, 2003
	Cost	Accumulated	Net book	Net book
		Depreciation	Value	Value
	$	$	$	$

Office furniture	10 993	1 710	9 283	9 900
Production equipment	98 688	26 327	72 361	77 170

	109 681	22 611	81 644	87 070

4. ACCOUNTS PAYABLE	MARCH, 31	DECEMBER
	2004	31, 2003
	$	$

Trade	470 203	298 415
Wages and fringe benefits	21 756	26 801
Sales tax	(7 754)	(13 866)

	484 205	311 350

5.

Stockholders’ Equity

The Company is authorized to issue 100 million shares of common stock at a par value of $0.001 and had 30,758,727 shares of common stock issued and outstanding as of March 31, 2004 and 29,528,900 as at March, 31 2003.

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

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

7.

BUSINESS ACQUISITION

During the fiscal year 2003 the following acquisitions took place:

a)

On March 26, 2003 the Company entered into a Share Exchange Agreement whereby it acquired 100% of Corporation CCIP Inc., a Quebec private company which owns the right to three viral bio insecticide products registered in Canada.  The consideration paid was 15 000 000 common shares of the Company valued at $0.60 per share. On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc. (“Quebec Inc.”) in settlement of a dispute between the Company and Quebec Inc. Under the terms of the Share Exchange Agreement, the Company will form a wholly-owned subsidiary (CCIP2) to acquire all of the assets and liabilities of Corporation CCIP and will distribute the shares of CCIP2 to all of the stockholders of record of the Company as of April 1, 2004 on a pro rata basis of one (1) share for every ten (10) shares of the Company.  The Company shall also issue to Quebec Inc. and place into escrow a promissory note in the amount of $30,000 to be released to Quebec Inc. in the event that the Company does not fulfill its obligations to file a Schedule 14C with regards to the spin off of CCIP2 on or before April 22, 2004.  Quebec Inc. shall return to the Company 14,586,000 shares of Terra Nostra and shall be responsible for the drafting of an information statement on Schedule 14C which the Company shall file.  Louis Nadeau, Marc Fournier, and Philippe LaMontagne has resigned at the time of the spin-off.  The spin-off is also subject to the Company’s receipt of a reasonably satisfactory legal opinion that the spin-off of CCIP2 does not violate provisions of the Nevada Revised Statutes, any bulk sales laws, or any securities laws, rules or regulations of the SEC or the Province of Quebec.  If the spin-off does not take place the shares of CCIP2 shall be released to Quebec Inc. and 14,000,000 shares of the Company has remitted to the company an 586,000 shares shall be released pursuant to the Company’s instructions.

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

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

8.

RELATED PARTY TRANSACTIONS

On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc. (“Quebec Inc.”), a private Quebec corporation controlled by Mr. Louis Nadeau,  who was a member of the Company’s Board of Directors at the time of the Agreement, pursuant to which the Company will distribute shares of a newly formed wholly-owned subsidiary, CCIP2, on a pro rata basis in exchange for 14,586,000 shares of the Company’s common stock.  The share exchange is subject to compliance with certain regulatory requirements.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION

As of December 31, 2003, the Company had total assets of $742,426 and $727,365 in total assets as of March 31, 2004.  The Company’s cash and cash equivalents decreased from $5,032 on December 31, 2003 to $133 on March 31, 2004 and there was a decrease in accounts receivable from $4,122 on December 31, 2003 to $3,696 on March 31, 2004.

The Company's management believes that the operations of Biointegra Inc. (“Biointegra”) will generate sufficient revenues to meet the operating expenses of Terra Nostra and its wholly-owned subsidiary Biointegra.  The Company will need to raise approximately $1,000,000 to finance the commercialization of Biointegra’s technology.  There are no guarantees that such financing can be achieved at this time.    The commercialization of the Biointegra technology will be necessary for the Company to be able to generate sufficient revenues for operations of the Company and its wholly owned subsidiary, Biointegra.

The Company entered into a subscription agreement with TGLP Capital Inc. (“TGLP”) on October 21, 2003, whereby TGLP agreed to fund a total of $500,000 to the Company for operations.  The Company has not yet received the proceeds from this offering.  Should the Company receive the proceeds such funds will be used towards the capital requirements of the Company for the commercialization of Biointegra.  The Company cannot be assured that it will receive the proceeds from this offering.  Presently this amount is carried on the books of the Company as a receivable.

Biointegra presently does not generate any revenues.  Should the Company be successful in financing the commercialization of the Biointegra technology it expects to generate revenues by the fourth quarter of 2004.

Balance Sheet Data:

	March 31, 2004	December 31, 2003
Cash and cash equivalents	$133	$5,032
Accounts receivable	$3,696	$4,122
Note receivable	$500,000	$500,000
Income taxes	$48,212	$44,944
Advances to a director	$31,617	$36,939
Prepaid expenses	$8,480	$14,368
Total assets	$727,365	$742,426
Total stockholders’ equity	$163,605	$222,263

RESULTS OF OPERATIONS

Revenues

Terra Nostra earned revenues of $21,807 for the three months ended March 31, 2004, with revenues during the same period ended March 31, 2003 was $605.  Our revenue during first quarter 2004 was derived from from the operations of CCIP as compared to revenues for 2003 which were derived from the Company’s oil and gas operations.   The Company has entered into an agreement with certain of the shareholders of the Company that will result in the spin-off of the CCIP operations.  Upon completion of the transaction the Company will no longer generate revenues from the CCIP operations.  The Company presently does not generate any revenues for the operations of its wholly-owned subsidiary, Biointegra.   In order to generate revenues from Biointegra, the Company will need to raise sufficient capital to commercialize the technology.  The Company hopes to have a product ready for commercial application in Canada  and the U.S. and to have commenced sales by the fourth quarter of 2004.

.

Expenses

Statement of Operations Data:

	THREE MONTH PERIOD ENDED MARCH 31, 2004	THREE MONTH PERIOD ENDED MARCH 31, 2003
Net Sales	$21,807	$1,124
Loss from operations	($59,436)	$(40,333)
Net loss	($59,436)	$(40,333)
Net loss per common share	($0.002)	($0.003)
Weighted average number of common shares outstanding, basic	30,758,727	15,735,567

During the three months ended March 31, 2004 and 2003, we incurred operating expenses of $81,243 and $41,457 respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED MARCH 31, 2004	THREE MONTH PERIOD ENDED MARCH 31, 2003
Professional fees	$ 993	$ 830
Consulting fees	$ 18,775	$ 8,766
Other administrative expenses	$ 61,475	$ 31,861
TOTAL	$ 81,243	$ 41,457

Other administrative expenses have increased substantially during the first three months of 2004, compared to the same period in 2004.  This is primarily due to the results of operations of CCIP and Biointegra.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004 we had cash of $133 and working capital of 28,378, compared to cash of $5,032 and working capital of $85,242 at December 2003.

Funds used in operations for the first three months of 2004 were $2,045, compared to funds used in operations of $10,568 for the first three months of 2003.

At present, based on current operations, we do not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  While we generated income from sales of insects during 2003 from our insect rearing operations, we have entered into an agreement with CCIP to spin-off CCIP from the Corporation and therefore we will not receive any further revenue from these operations after April 12, 2004.   We will be required to raise funds to meet the Company’s current monthly overhead, which will include the on-going business of one operational subsidiary.  The Company will require approximately $1,000,000 to cover its anticipated overhead and operational needs for the upcoming twelve month period.  Revenues generated from existing operations  are expected to offset operational overhead by approximately $500,000 which we expect will be generated from product sales in the last quarter of 2004.  The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need.  We apply for research and development grants and will receive back 50% of all research and development expenditures which we expect will generate a minimum $150,000 in refunds in 2004.

The Company’s operational plans call for the expenditure of approximately $300,000 over the next twelve months on research and development, $200,000 on equipment and the establishment of a production facility, $200,000 for operational overhead of our subsidiary, and $300,000 for operational overhead of the Company including legal, accounting, management fees, and other general operating expenses.

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

FINANCING ACTIVITIES

During the period ended March 31, 2004, the Company issued a total of 643,256 units of common stock.  Each unit consisting of one share and two share purchase warrants.  These units were issued pursuant to a debt settlement entered into between the Company and a creditor during September 2003, who was owed $257,302.   The shares were issued on March 12, 2004.

ITEM 3 - CONTROLS AND PROCEDURES

The Company's executive officers, Mr. Regis Bosse, who serves as the Company's principal executive officer and Mr. Daniel Julien., the Company’s principal accounting officer, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Bosse and Mr. Julien.  Mr. Bosse and Mr. Julien have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004 (the “Evaluation Date”).

Based on such evaluation, Mr. Bosee and Mr. Julien have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting her on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

On September 15, 2003, the Company entered into a debt settlement agreement with an outside creditor whereby the Company agreed to issued a total of 643,256 units at a deemed price of $0.40 per unit in settlement of $257,302 of debt on the balance sheet of the Company, each unit consisting of one share and two share purchase warrants entitling the investor to purchase one additional share of common stock for a period of one year from the effective date at $0.40 per share and one additional share of common stock for a period of two years from the effective date at $0.50 per share.    The shares and the warrants underlying the shares were issued on March 12, 2004.

The Company issued a total of 500,000 shares to TGLP Capital Inc. relating to a subscription agreement dated October 21, 2003.  The shares were placed in trust with IPC Securities against delivery of the proceeds of $500,000 for the subscription.  To date, the Company has not received the funds and the shares remain in trust.

The foregoing issuances were issued in offshore transactions since offeree and the purchaser were not in the United States at the time of the offer not at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States. All documents used in connection with the offers and sales of the securities offshore included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. The subscriber certified that it was not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc., (“Quebec Inc.”) in settlement of a dispute between the Company and Quebec Inc.  Under the terms of the Share Exchange Agreement, the Company agreed to  form a wholly-owned subsidiary (CCIP2) to acquire all of the assets and liabilities of Corporation CCIP and was to distribute the shares of CCIP2 to all of the stockholders of record of the Company as of April 1, 2004 on a pro rata basis of one (1) share for every ten (10) shares of the Company.  The Company also agreed to issue to Quebec Inc. and place into escrow a promissory note in the amount of $30,000 to be released to Quebec Inc. in the event that the Company did not fulfill its obligations to file a Schedule 14C with regard to the spin off on or before April 22, 2004.  Quebec Inc. agreed to return to the Company a total of 14,586,000 shares of Terra Nostra.  Louis Nadeau, Marc Fournier, and Phillippe La Montagne agreed to resign at the time of the spin off.  If the spin-off does not take place by May 31, 2004 the shares of CCIP2 are to be released to Quebec Inc. and the 14,586,000 shares of the Company are to be released pursuant to the Company’s instructions.

In the event that the proxy statement regarding the spin-off is not effective and comments from the SEC cleared by May 31, 2004, the shares of CCIP are to be released to Quebec Inc. and the 14,586,000 shares of the Company are to be released pursuant to the Company’s instructions.

On May 7, 2004, the SEC issued a comment letter regarding the proxy statement. As of May 21, 2004, the comments from the SEC have not been cleared and the proxy statement has not been distributed to the shareholders. Moreover, Quebec Inc. has failed to return 586,000 of the shares that it is obligated to deliver.

The Company considers Quebec Inc. to be in default of the Share Exchange Agreement. If the remaining 586,000 shares of Terra Nostra are not delivered by Quebec Inc. and the spin-off does not take place, Terra Nostra will attempt to sell CCIP to a third party for the best value that it can receive.

 The Company has received the resignations of Louis Nadeau, Marc Fournier and Philippe LaMontagne.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a.

EXHIBITS-

Exhibits:

3.1	Articles of Incorporation and amendments thereto	Incorporated by reference to the Exhibits attached to the Company’s Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Company’s Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
4	Form of Common Stock Specimen	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.

10.1	General Conveyance Agreement dated September 1, 1996, by and between the Corporation and Buccaneer Holdings Inc., a Belize corporation	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, Amendment No. 2, filed with the SEC on May 16, 2002, file number 000- 49631.
10.2	Purchase and Sale Agreement dated August 26, 2002 by and between the Company and FACT Corporation	Incorporated by reference to the Exhibits attached to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2002.
10.3	Share Exchange Agreement dated March 26, 2003 by and between the Company and 9126-2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Company’s report on Form 8-K filed with the SEC on March 28, 2003
10.4	Purchase Agreement between the Company, Capital Reserve Canada Ltd., and FACT Corporation dated June 15, 2003.	Incorporated by reference to the Exhibits attached to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2003.
10.5	Share Exchange Agreement between the shareholders of Biointegra, Inc. and the Company dated September 26, 2003.	Incorporated by reference to the Exhibits attached to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 15, 2004.
10.6	Spin-off Agreement between the Company and 9126-2238 Quebec Inc. dated March 30, 2004	Incorporated by reference to the Exhibits attached to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 15, 2004.
31	Section 302 Certification- Chief Executive Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b)

Reports on Form 8-K –  On March 26, 2004, the Corporation filed a Form 8-K under Item 4 disclosing the change in the Corporation’s  Certifying Accountant from Stan J. H. Lee to Schwartz Levitsky Feldman Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA TECHNOLOGY LTD.

Date:  May 21, 2004

By:  /s/ Regis Bosse
Name: Regis Bosse
Title:  President