Form 10QSB
period 2004-06-30
TERRA NOSTRA TECHNOLOGY LTD
filed 2004-08-20
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30,2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission file number 0-17232

TERRA NOSTRA TECHNOLOGY LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA	86-0875500
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

Suite, 740, 2160 rue de la Montagne,
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

No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

30,758,727 shares of common stock, $0.001 par value per share, as of August 10, 2004.

Transitional Small Business Disclosure Format (check one): Yes

         No  __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the financial statements and footnotes thereto included in  the Company’s Annual Financial Statements filed on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2004.

TERRA NOSTRA TECHNOLOGY LTD.

(Formerly known as Terra Nostra Resources Ltd.)

(A Development Stage Company)

Consolidated Financial Statements

June 30, 2004

Consolidated Balance Sheet	F-2
Consolidate Statement of Stockholders’ Equity	F-3 to F-4
Consolidated Statement of Operations	F-5
Consolidated Cash Flow Statement	F-6
Notes to the Consolidated Financial Statements	F-7 to F-11

TERRA NOSTRA TECHNOLOGY LTD.

(Formerly known as Terra Nostra Resources Ltd.)

(A Development Stage Company)

Consolidated Balance Sheet

(Expressed in US Dollars)

As at June 30, 2004 and December 31, 2003

	June 30,	December 31,
	2004 (unaudited)	2003
Assets
Current
Cash	$2,708	$5,032
Receivable (Note 2)	-	4,122
Note receivable	500,000	500,000
Income taxes	57,778	44,944
Advance to a director	-	36,939
Prepaid expenses	2,695	14,368
	563,181	605,405

Research and Development	54,419	49,951

Capital Assets (Note 3)	5,796	87,070

	$623,396	$742,426

Liabilities
Current
Accounts payable (Note 4)	$329,024	$311,350
Accounts payable (related party)	207,877	201,788
Deferred Income	-	7,025
	536,901	520,163

Stockholders’ Equity
Common Stock	9,932,640	9,932,640
Comprehensive loss	(30,238)	(34,801)
Accumulated deficit	(9,815,907)	(9,675,576)

Total Stockholders’ Equity	86,495	222,263

Total Liabilities and Stockholders Equity	$623,396	$742,426

See accompanying notes to the financial statements.

TERRA NOSTRA TECHNOLOGY LTD.

(Formerly known as Terra Nostra Resources Ltd.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. Dollars)

June 30, 2004

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

See accompanying notes to the financial statements.

TERRA NOSTRA TECHNOLOGY LTD.

(Formerly known as Terra Nostra Resources Ltd.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. Dollars)

June 30, 2004

	Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Cancellation of stock issued to acquire oil & gas leases	(40,000)	(10,000)	--	--	--	--	(10,000)
Issue of Common Stock for Biointegra	86,571	34,628	--	--	--	--	34,628
Loss to December 31, 2003	--	--	--	--	(9,392,269)	--	(9,427,070)
Stock issuances related to private placements	500,000	500,000	--	--	--	--	500,000
Stock issuances to settle debt	643,256	129,533	--	--	--	--	129,533
Warrants to settle debt	--	--	1,286,512	127,769	--	--	127,769
Balance at December 31, 2003	30,758,727	9,804,871	1,286,512	127,769	(9,675,576)	(34,801)	222,263
(Loss) income to June 30, 2004	--	--	--	--	(140,331)	4,563	(135,768)
Balance at June 30 , 2004	30,758,727	9,804,871	1,286,512	127,769	(9,815,907)	(30,238)	86,495

See accompanying notes to the financial statements.

TERRA NOSTRA TECHNOLOGY LTD. (Formerly known as Terra Nostra Resources Ltd.) (A Development Stage Company) Consolidated Statement of Operations (Expressed in U.S. Dollars) June 30, 2004
	For the Three Months Ended June 30, unaudited		For the Six Months Ended June 30, unaudited		From Inception (February 7, 1994) Through June 30, 2004
	2004	2003	2004	2003
Revenues
Petroleum & Natural Gas (net of royalties)	-	1,418	-	1,937	32,640
Insecticides	-	32,285	21,807	32,890	103,744
Grant	-	-	-	-	8,486
Gain on disposition	-	14,230	-	14,230	4,484
		47,933	21,807	49,057	149,354

Costs and Expenses
Petroleum and natural gas related costs (including depletion and impairment)	-	1,516	-	1,516	69,597
Goodwill	-	-	-	-	8,954,008
Legal	-	11,260	993	12,090	151,489
Consulting fees	10,312	1,001	29,087	9,767	319,898
Other Administrative Expenses	17,825	78,047	79,300	109,908	410,455
Loss on disposition of subsidiary	52,758	-	52,758	-	52,758
	80,895	91,824	162,138	133,281	9,958,205
Earnings (Loss) from operations	(80,895)	(43,891)	(140,331)	(84,224)	(9,808,851)
Other income and expenses
Write off loan receivable	-	-	-	-	(7,056)

Provision for income taxes	-	-	-	-	-
Net Income (Loss)	(80,895)	(43,891)	(140,331)	(84,224)	(9,815,907)
Net Income (Loss) per Common Share	(0.005)	(0.004)	(0.005)	(0.004)	(0.005)
Weighted average number of Common Shares Used in Calculation	30,758,727	22,604,259	30,758,727	22,604,259	30,758,727

See accompanying notes to the financial statements.

TERRA NOSTRA TECHNOLOGY LTD. (Formerly known as Terra Nostra Resources Ltd.) (A Development Stage Company) Consolidated Cash Flow Statement (Expressed in U.S. Dollars) June 30, 2004
	Quarter Ended June 30, 2004 (Unaudited) $	Quarter Ended June 30, 2003 (Unaudited) $	From Inception (February 7, 1994) Through June 30, 2004 $
Operating Activities
(Net loss)	(140,331)	(84,224)	(9,815,907)
Adjustments for:
Depreciation expense	5,758	68	87,469
Gain on disposal of assets	-	(14,553)	(4,484)
Writedown of goodwill	-	(8,944,753)	8,954,008
Changes in operating assets and liabilities:
Accounts Receivable	4,122	(3,237)	15,347
Income taxes	(12,834)	-	(57,778)
Advance to a director	36,939	-	(3,423)
Prepaid expenses	11,673	-	12,725
Accounts payable and accrued expenses	23,763	105,422	770,550
Deferred income	(7,025)	4,655	(19,241)
Accrued expenses	-	-	(132,177)
Net cash flow from operating activities	(77,935)	(8,942,768)	(60,734)
Investing Activities
Loan receivable	-	2,981	-
Disposition of fixed assets (net)	77,336	-	77,336
Acquisition of fixed assets (net)	(1,820)	(91,182)	(59,939)
Research and development (net of I.T.C.)	(4,468)	-	(54,419)
	71,048	88,201	(37,022)
Financing Activities
Issue of common stock	-	9,000,000	140,452
Proceeds due from the issue of common stock	-	14,764	-
Cancellation of stock issue	-	-	(10,000)
Loans payable	-	27,480	-
Shareholder’s loan	-	-	250
	-	9,042,244	130,702
Effects of Exchange Rates on Cash	4,563	-	(34,023)

Cash Increase	(2,324)	11,275	2,708
Cash, Beginning of Period	5,032	8,187	-
Cash End of Period	2,708	13,940	2,708

See accompanying notes to the financial statements.

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

Notes to the consolidated financial statements

JUNE 30, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

1.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of TERRA NOSTRA TECHNOLOGY LTD. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements are stated in United States of America dollars.

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

On March 26, 2003, the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Corporation CCIP Inc., a private Quebec, Canada corporation (“CCIP”), which consists of 100 Class A shares and 115,000 Class B shares.  Under the terms of the acquisition, 15,000,000 common shares of the Company’s Stock were issued to the stockholders of CCIP for a value of $9,000,000 ($0.60 per share).  The issuance and delivery of the Company’s shares pursuant to the acquisition took place on April 7, 2003. On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc. (“Quebec Inc.”) in settlement of a dispute between the Company and Quebec Inc. Under the terms of the Share Exchange Agreement, the Company was to form a wholly-owned subsidiary (CCIP2) to acquire all of the assets and liabilities of Corporation CCIP and distribute the shares of CCIP2 to the Company’s stockholders.  Quebec Inc. was to return to the Company 14,586,000 shares of Terra Nostra’s common stock and be responsible for drafting of an information statement on Schedule 14C regarding the spin-off.  Louis Nadeau, Marc Fournier, and Philippe LaMontagne resigned as officers and directors of the Company at the time of the Share Exchange Agreement.

In July 2004, the parties entered into an Amendment to Share Exchange Agreement, whereby certain provisions of the Share Exchange Agreement were modified. The parties agreed that the shares of CCIP would not be delivered to the shareholders of the Company in a spin-off but rather that they would be delivered to Quebec Inc. in exchange for 14,588,667 shares of Terra Nostra common stock delivered to it by Quebec Inc. prior thereto. Terra Nostra also agreed to the cancellation of a debt owed to it by CCIP or its director in the amount of $36,939.  The parties agreed that the effective date of the amendment was April 1, 2004.

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

JUNE 30, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

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

JUNE 30, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS

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

1. Receivables	June 30 2004 $	December 31, 2003 $
Trade	-	4,122

	-	4,122

3. Capital Assets			June 30, 2004	December 31, 2003
	Cost $	Accumulated Depreciation $	Net book Value $	Net Book Value $
Office furniture	7,484	1,688	5,796	9,900
Production equipment	-	-	-	77,170

	7,484	1,688	5,796	87,070

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

Notes to the consolidated financial statements

JUNE 30, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS

4. Accounts Payable	June 30 2004 $	December 31, 2003 $
Trade	345,647	298,415
Wages and fringe benefits	910	26,801
Sales tax	(17,533)	(13,866)

	329,024	311,350

1.

Stockholders’ Equity

The Company is authorized to issue 100 million shares of common stock at a par value of $0.001 and had 32,045,239 shares of common stock issued and outstanding as of June 30, 2004 and 29,528,900 as at June 30, 2003.

2.

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

3.

Business Acquisition

During the fiscal year 2003 the following acquisitions took place:

(a)

On March 26, 2003, the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Corporation CCIP Inc., a private Quebec, Canada corporation (“CCIP”), which consists of 100 Class A shares and 115,000 Class B shares.  Under the terms of the acquisition, 15,000,000 common shares of the Company’s Stock were issued to the stockholders of CCIP for a value of $9,000,000 ($0.60 per share).  The issuance and delivery of the Company’s shares pursuant to the acquisition took place on April 7, 2003. On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc. (“Quebec Inc.”) in settlement of a dispute between the Company and Quebec Inc. Under the terms of the Share Exchange Agreement, the Company was to form a wholly-owned subsidiary (CCIP2) to acquire all of the assets and liabilities of Corporation CCIP and distribute the shares of CCIP2 to the Company’s stockholders.

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Company)

Notes to the consolidated financial statements

JUNE 30, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS

Quebec Inc. was to return to the Company 14,586,000 shares of Terra Nostra’s common stock and be responsible for drafting of an information statement  on Schedule 14C regarding the spin-off.  Louis Nadeau, Marc Fournier, and Philippe LaMontagne resigned as officers and directors of the Company at the time of the Share Exchange Agreement.

In July 2004, the parties entered into an Amendment to Share Exchange Agreement, whereby certain provisions of the Share Exchange Agreement were modified. The parties agreed that the shares of CCIP would not be delivered to the shareholders of the Company in a spin-off but rather that they would be delivered to Quebec Inc. in exchange for 14,588,667 shares of Terra Nostra common stock delivered to it by Quebec Inc. prior thereto. Terra Nostra also agreed to the cancellation of a debt owed to it by CCIP or its director in the amount of $36,939.  The parties agreed that the effective date of the amendment was April 1, 2004.

(a)

On August 31, 2003 the Company entered into a Share Exchange Agreement whereby it acquired 100% of Biointegra Inc., a Quebec private company which will develop the bio insecticide.  The consideration paid was 23 738 common shares of the company valued at $0.40 per share.

c)

The allocation of the purchase prices for the foregoing acquisitions was as follows:

	Corporation CCIP $	Biointegra Inc. $

Current assets	13,251	3,663
Capital assets	82,281	-
Current liabilities	(40,285)	(3,423)

	55,247	240

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

In July 2004, the parties entered into an Amendment to Share Exchange Agreement, whereby certain provisions of the Share Exchange Agreement were modified. The parties agreed that the shares of CCIP by Quebec Inc. would not be delivered to the shareholders of the Company in a spin-off but rather that they would be delivered to Quebec Inc. in exchange for 14,588,667 shares of Terra Nostra common stock delivered to it prior thereto. Terra Nostra also agreed to the cancellation of a debt owed to it by CCIP or its director in the amount of $36,939.  The parties agreed that the effective date of the amendment was April 1, 2004.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION

As of December 31, 2003, the Company had total assets of $742,426 and $623,396 in total assets as of June 30, 2004.  The Company’s cash and cash equivalents decreased from $5,032 on December 31, 2003 to $2,708 on June 30, 2004.  The Company had accounts receivable of $4,122 on December 31, 2003 as compared to no accounts receivable as at June 30, 2004. This was due to the fact that the Company disposed of its wholly-owned subsidiary, Corporation CCIP (“CCIP”), by delivering all of the issued and outstanding shares of CCIP to a private Quebec corporation owned by Mr. Louis Nadeau, who was a director of the Company at the time of the transaction, in exchange for 14,588,667 shares of the Company’s common stock.

The Company's management believes that upon achieving further capitalization of $1 million that its wholly owned subsidiary, Biointegra Inc. (“Biointegra”), will generate sufficient revenues to meet the operating expenses of Terra Nostra and Biointegra.  There are no guarantees that such capitalization can be achieved at this time. The commercialization of the Biointegra technology will be necessary for the Company to be able to generate sufficient revenues for operations of the Company and its wholly owned subsidiary, Biointegra.

The Company entered into a subscription agreement with TGLP Capital Inc. (“TGLP”) on October 21, 2003, whereby TGLP agreed to fund a total of $500,000 to the Company for operations.  The Company has not yet received the proceeds from this offering.  Should the Company receive the proceeds such funds will be used towards the capital requirements of the Company for the commercialization of Biointegra.  The Company cannot be assured that it will receive the proceeds from this offering.  Presently this amount is carried on the books of the Company as a note receivable.

Biointegra presently does not generate any revenues.  Should the Company be successful in financing the commercialization of the Biointegra technology it expects to generate revenues by the fourth quarter of 2004.

Balance Sheet Data:

	June 30, 2004	December 31, 2003
Cash and cash equivalents	$2,708	$5,032
Accounts receivable	$-	$4,122
Note receivable	$500,000	$500,000
Income taxes	$57,778	$44,944
Advances to a director	$-	$36,939
Prepaid expenses	$2,695	$14,368
Total assets	$623,396	$742,426
Total stockholders’ equity	$86,495	$222,263

RESULTS OF OPERATIONS

Revenues

Terra Nostra earned revenues of $21,807 for the six months ended June 30, 2004, with revenues during the same period ended June 30, 2003 of $49,057. The revenues earned as at June 30, 2004 were derived from the operations of CCIP.  The only revenues derived during the six months ended 2004 were $21,807 from the operations of CCIP as compared to June 30, 2003 revenues of $32,890 from the operations of CCIP, $1,937 from petroleum and natural gas sales and $14,230 from a gain in disposition of the oil and gas assets.  On March 30, 2004, the Company entered into an agreement with certain of the shareholders of the Company, who were also members of the Company’s Board of Directors, regarding the spin-off of CCIP.  The Agreement was amended and the shares of CCIP were delivered to a private Quebec corporation owne by Mr. Louis Nadeau, a prior officer and director of the Company. The Company will no longer generate revenues from the CCIP operations.  The Company presently does not generate any revenues and is focusing its efforts around commercializing the technology owned by Biointegra in order to generate revenues. In order to generate revenues from Biointegra, the Company will need to raise sufficient capital to commercialize the technology.  The Company hopes to have a product ready for commercial application in Canada and the U.S. and to have commenced sales by the first quarter of 2005.

.

Expenses

Statement of Operations Data:

	SIX MONTH PERIOD ENDED JUNE 30, 2004	SIX MONTH PERIOD ENDED JUNE 30, 2003
Net Sales	$21,807	$49,057
Loss from operations	$(162,138)	$(133,281)
Net loss	$(140,331)	$(84,224)
Net loss per common share	$(0.005)	$(0.004)
Weighted average number of common shares outstanding, basic	30,758,727	22,604,259

During the six months ended June 30, 2004 and 2003, we incurred operating expenses of $162,138 and $133,281 respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	SIX MONTH PERIOD ENDED JUNE 30, 2004	SIX MONTH PERIOD ENDED JUNE, 2003
Professional fees	$993	$12,090
Consulting fees	$29,087	$9,767
Other administrative expenses	$79,300	109,908
Petroleum & Natural Gas related costs (incl. Depletion & impairment)	$-	$1,516
TOTAL	$162,138	$133,281

Other administrative expenses have decreased substantially during the first six months of 2004, compared to the same period in 2003 due to the divestiture of the operations of CCIP. Professional fees have decreased from due to the fact that the Company has not received any billings for the three-month period ended June 30, 2004 from its legal counsel. Consulting fees have increased due to the Company requiring additional consultants in regard to the divestiture of CCIP.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004 we had cash of $2,708 and working capital of $26,280, compared to cash of $5,032 and working capital of $85,242 at December 2003.  The decrease in working capital is due in part to the write-off of an advance of $36,939 to one of the Company’s directors in connection with the disposition of CCIP.

Funds used in operations for the first six

 months of 2004 were $77,935 as compared to funds used in operations of $8,942,768 for the first six months of 2003.  The difference is due to the write down of good will during the period ended June 30, 2003.

At present, based on current operations, we do not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  While we generated income from sales of insecticides during 2003 and the first quarter of 2004, we have entered into an agreement to divest the shares of CCIP and therefore we will not receive any further revenue from these operations. We will be required to raise funds to meet the Company’s current monthly overhead, which will include the on-going business of one operational subsidiary.  The Company will require approximately $1,000,000 to cover its anticipated overhead and operational needs for the upcoming twelve-month period.  The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need.

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

FINANCING ACTIVITIES

The Company did not undertake any financing activities during the quarter ended June 30, 2004.

ITEM 3 - CONTROLS AND PROCEDURES

The Company's executive officers, Mr. Regis Bosse, who serves as the Company's principal executive officer and Mr. Daniel Julien, the Company’s principal accounting officer, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Bosse and Mr. Julien.  Mr. Bosse and

Mr. Julien have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004 (the “Evaluation Date”).

Based on such evaluation, Mr. Bosee and Mr. Julien have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

Not Applicable

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2004, the Company filed a preliminary information statement on Schedule 14C relating to the proposed spin off of CCIP.  The Company determined not to proceed with the proposed spin-off and therefore no definitive 14C-211 will be filed or distributed to the shareholders.

ITEM 5.

OTHER INFORMATION

On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc., (“Quebec Inc.”) more particularly described in the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities Exchange and Commission. The Share Exchange Agreement was amended effectively as of April 1, 2004 and the Company agreed to exchange all of the issued and outstanding shares of CCIP in for 14,588,667 shares of the Company, which are to be retained by the Company.

 The Company has received the resignations of Louis Nadeau, Marc Fournier and Philippe LaMontagne.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a.

EXHIBITS-

Exhibits:

3.1	Articles of Incorporation and amendments thereto	Incorporated by reference to the Exhibits attached to the Company’s Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.

3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Company’s Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
4	Form of Common Stock Specimen	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.1	General Conveyance Agreement dated September 1, 1996, by and between the Corporation and Buccaneer Holdings Inc., a Belize corporation	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, Amendment No. 2, filed with the SEC on May 16, 2002, file number 000- 49631.
10.2	Purchase and Sale Agreement dated August 26, 2002 by and between the Company and FACT Corporation	Incorporated by reference to the Exhibits attached to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2002.
10.3	Share Exchange Agreement dated March 26, 2003 by and between the Company and 9126-2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Company’s report on Form 8-K filed with the SEC on March 28, 2003
10.4	Purchase Agreement between the Company, Capital Reserve Canada Ltd., and FACT Corporation dated June 15, 2003.	Incorporated by reference to the Exhibits attached to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2003.
10.5	Share Exchange Agreement between the shareholders of Biointegra, Inc. and the Company dated September 26, 2003.	Incorporated by reference to the Exhibits attached to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 15, 2004.
10.6	Spin-off Agreement between the Company and 9126-2238 Quebec Inc. dated March 30, 2004	Incorporated by reference to the Exhibits attached to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 15, 2004.
10.7	Amendment to Share Exchange Agreement between the Company and 9126-2238 Quebec Inc. dated July 30, 2004.	Filed herewith
31	Section 302 Certification- Chief Executive Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b)

Reports on Form 8-K –  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA TECHNOLOGY LTD.

Date:  August 19, 2004

By: /s/ Regis Bosse
Name: Regis Bosse
Title:  President