Form 10QSB
period 2004-09-30
TERRA NOSTRA TECHNOLOGY LTD
filed 2004-11-22
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2004

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

30,822,349 shares of common stock, $0.001 par value, as of November 18, 2004

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Financial Statements for December 31, 2003 filed on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2004.

TERRA NOSTRA TECHNOLOGY LTD.

(A Development Stage Company)

Consolidated Financial Statements

September 30, 2004

Consolidated Balance Sheet	F-2
Consolidated Statement of Stockholders’ Equity	F-3 to F-4
Consolidated Statement of Operations	F-5
Consolidated Cash Flow Statement	F-6
Notes to the Consolidated Financial Statements	F-7 to F-10

TERRA NOSTRA TECHNOLOGY LTD. (A Development Stage Company) Consolidated Balance Sheet (Expressed in US Dollars) As at September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current
Cash	$100	$5,032
Receivable (Note 2)	-	4,122
Note receivable	250,000	500,000
Income taxes	62,207	44,944
Advance to a director	-	36,939
Prepaid expenses	2,854	14,368
	315,161	605,405

Research and Development	69,134	49,951

Capital Assets (Note 3)	5,767	87,070

	$390,062	$742,426

LIABILITIES
Current
Accounts payable (Note 4)	$384,267	$311,350
Accounts payable (related party)	211,290	201,788
Deferred Income	-	7,025
	595,557	520,163

STOCKHOLDERS’ EQUITY
Common Stock	9,701,726	9,932,640
Comprehensive loss	(43,958)	(34,801)
Accumulated deficit	(9,863,263)	(9,675,576)

Total Stockholders’ Equity	(205,495)	222,263

Total Liabilities and Stockholders Equity	$390,062	$742,426

See accompanying notes to the financial statements.

TERRA NOSTRA TECHNOLOGY LTD.

 (A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. Dollars)

As at September 30, 2004

	Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	981	22,570	--	--	--	--	(31,967)
Issue of Common Stock	19	250	--	--	--	--	250
Net (loss) – year 2001	--	--	--	--	(1,190)	--	(1,190)
Balance at December 31, 2001	1,000	22,820	--	--	(55,727)	--	(32,907)
Forward split at 7500:1	7,500,000	--	--	--	--	--	--
Issue of Common Stock	7,028,900	117,890	--	--	--	--	117,890
Proceeds due from the issued of Common Stock	--	(14,764)	--	--	--	--	(14,764)
Stock issued to acquire oil & gas leases	40,000	10,000	--	--	--	--	10,000
Loss for the year	--	--	--	--	(227,580)	--	(227,580)
Balance at December 31, 2002	14,568,900	$135,946	--	$--	$(283,307)	$--	$(147,361)
Issue of Common Stock for CCIP	15,000,000	9,000,000	--	--	--	--	9,000,000
Reduction in proceeds due from the issue of Common Stock	--	14,764	--	--	--	--	14,764

See accompanying notes to the financial statements.

TERRA NOSTRA TECHNOLOGY LTD.

 (A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

(Expressed in U.S. Dollars)

As at September 30, 2004

	Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Cancellation of stock issued to acquire oil & gas leases	(40,000)	(10,000)	--	--	--	--	(10,000)
Issue of Common Stock for Biointegra	86,571	34,628	--	--	--	--	34,628
Loss to December 31, 2003	--	--	--	--	(9,392,269)	(34,801)	(9,427,070)
Stock issuances related to private placements	500,000	500,000	--	--	--	--	500,000
Stock issuances to settle debt	643,256	129,533	--	--	--	--	129,533
Warrants to settle debt	--	--	1,286,512	127,769	--	--	127,769
Balance at December 31, 2003	30,758,727	9,804,871	1,286,512	127,769	(9,675,576)	(34,801)	222,263
Cancellation of stock issue		(250,000)					(250,000)
Issue of Common Stock	63,622	19,086					19,086
(Loss) income to September 30, 2004	--	--	--	--	(187,687)	(9,157)	(196,844)
Balance at September 30, 2004	30,822,349	9,573,957	1,286,512	127,769	(9,863,263)	(43,958)	(205,495)

See accompanying notes to the financial statements.

TERRA NOSTRA TECHNOLOGY LTD.

 (A Development Stage Company)

Consolidated Statement of Operations

(Expressed in U.S. Dollars)

For the quarter ending September 30, 2004, September 30, 2003 and from Inception

	For the Three Months Ended September 30, unaudited		For the Nine Months Ended September 30, unaudited		From Inception (February 7, 1994) Through September 30, 2004
	2004	2003	2004	2003
Revenues
Petroleum & Natural Gas (net of royalties)	-	-	-	1,937	32,640
Insecticides	-	24,833	21,807	57,723	103,744
Grant	-	-	-	-	8,486
Gain on disposition	-	-	-	14,230	4,484
		24,833	21,807	73,890	149,354

Costs and Expenses
Petroleum and natural gas related costs (including depletion and impairment)	-	-	-	1,516	69,597
Goodwill	-	-	-	-	8,954,008
Legal	-	-	993	12,090	151,489
Consulting fees	28,376	4,141	57,463	13,908	348,274
Other Administrative Expenses	18,980	53,104	98,280	163,012	429,435
Loss on disposition of subsidiary	-	-	52,758	-	52,758
	47,356	57,245	209,494	190,526	10,005,561
Earnings (Loss) from operations	(47,356)	(32,412)	(187,687)	(116,636)	(9,856,207)
Other income and expenses
Write off loan receivable	-	-	-	-	(7,056)

Provision for income taxes	-	-	-	-	-
Net Income (Loss)	(47,356)	(32,412)	(187,687)	(116,636)	(9,863,263)
Net Income (Loss) per Common Share	(0.006)	(0.005)	(0.006)	(0.005)	(0.006)
Weighted average number of Common Shares Used in Calculation	30,780,089	24,939,740	30,780,089	24,939,740	30,780,089

See accompanying notes to the financial statements.

TERRA NOSTRA TECHNOLOGY LTD. (A Development Stage Company) Consolidated Cash Flow Statement (Expressed in U.S. Dollars) For the quarter ending September 30, 2004, September 30, 2003 and from Inception
	Quarter Ended September 30, 2004 (Unaudited) $	Quarter Ended September 30, 2003 (Unaudited) $	From Inception (February 7, 1994) Through September 30, 2004 $
Operating Activities
(Net loss)	(187,687)	(116,636)	(9,863,263)
Adjustments for:
Depreciation expense	5,787	68	87,498
Gain on disposal of assets	-	(14,554)	(4,484)
Writedown of goodwill	-	(8,954,008)	8,954,008
Changes in operating assets and liabilities:
Accounts Receivable	4,122	(2,289)	15,347
Income taxes	(17,263)	-	(62,207)
Advance to a director	36,939	-	(3,423)
Prepaid expenses	11,514	(19,045)	12,566
Accounts payable and accrued expenses	82,419	(104,487)	832,206
Deferred income	(7,025)	-	(19,241)
Accrued expenses	-	-	(3,000)
Net cash flow from operating activities	(71,194)	(9,210,950)	(53,393)
Investing Activities
Loan receivable	-	5,000	-
Disposition of fixed assets (net)	77,336	-	77,336
Acquisition of fixed assets (net)	(1,820)	(89,191)	(59,939)
Research and development (net of I.T.C.)	(19,183)	(93,662)	(69,134)
	56,333	(177,853)	(51,737)
Financing Activities
Issue of common stock	19,086	9,291,930	159,538
Proceeds due from the issue of common stock	-	14,764	-
Cancellation of stock issue	-	-	(10,000)
Loans payable	-	140,244	-
Shareholder’s loan	-	-	250
	19,086	9,446,938	149,788
Effects of Exchange Rates on Cash	(9,157)	-	(43,958)

Cash Increase (Decrease)	(4,932)	58,136	100
Cash, Beginning of Period	5,032	2,665	-
Cash End of Period	100	60,801	100

See accompanying notes to the financial statements.

TERRA NOSTRA TECHNOLOGY LTD.

 (A Development Stage Company)

Notes to the consolidated financial statements

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

1.  Summary of significant accounting policies

This summary of significant accounting policies of TERRA NOSTRA TECHNOLOGY LTD., (the “Company”) is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements are stated in United States of America dollars.

Basis of Consolidated Financial Statement Presentation

These consolidated financial statements for the periods ended September 30, 2004 and 2003 include the Company and its wholly owned subsidiary Biointegra Inc. and the Company's previously wholly owned subsidiary, Corporation CCIP, for the period up to April 1, 2004.  The Company divested the shares of CCIP on April 1, 2004.  All significant inter-company accounts and transactions have been eliminated.

Organization and Operations

The company was incorporated as Renegade Recreational Rentals Inc. under the laws of the State of Nevada on February 7, 1994 for the purpose of renting jet boats.  The Company’s Charter was revoked on November 1, 1996 and subsequently re-instated on October 11, 2000.  The Company’s name was changed to Terra Nostra Resources Ltd. on January 25, 2002 and further changed to Terra Nostra Technology Ltd. on April 2, 2003.  The Compnay acquired certain oil and gas assets in 1996 and 1997.

On March 26, 2003, the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Corporation CCIP Inc., a private Quebec, Canada corporation (“CCIP”), which consists of 100 Class A shares and 115,000 Class B shares.  Under the terms of the acquisition, 15,000,000 common shares of the Company’s Stock were issued to the stockholders of CCIP for a value of $9,000,000 ($0.60 per share).  The issuance and delivery of the Company’s shares pursuant to the acquisition took place on April 7, 2003. On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc. (“Quebec Inc.”) in settlement of a dispute between the Company and Quebec Inc. Under the terms of the Share Exchange Agreement, the Company was to form a wholly-owned subsidiary (CCIP2) to acquire all of the assets and liabilities of CCIP and distribute the shares of CCIP2 to the Company’s stockholders.  Quebec Inc. was to return to the Company 14,586,000 shares of Terra Nostra’s common stock and be responsible for drafting of an information statement on Schedule 14C regarding the spin-off.  Louis Nadeau, Marc Fournier, and Philippe LaMontagne resigned as officers and directors of the Company at the time of the Share Exchange Agreement.

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

2. Receivables	September 30, 2004 $	December 31, 2003 $
Trade	-	4,122

	-	4,122

3. Capital Assets			September 30, 2004	December 31, 2003
	Cost $	Accumulated Depreciation $	Net book Value $	Net Book Value $
Office furniture	7,484	1,717	5,767	9,900
Production equipment	-	-	-	77,170

	7,484	1,717	5,767	87,070

4. Accounts Payable	September 30, 2004 $	December 31, 2003 $
Trade	381,151	298,415
Wages and fringe benefits	7,417	26,801
Sales tax	(4,301)	(13,866)

	384,267	311,350

5.

Stockholders’ Equity

The Company is authorized to issue 100 million shares of common stock at a par value of $0.001 and had 30,822,349 shares of common stock issued and outstanding as of September 30, 2004 and 30,758,727 as at December 31, 2003.

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

7.  RELATED PARTY TRANSACTIONS

On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc. (“Quebec Inc.”), a private Quebec corporation controlled by Mr. Louis Nadeau, who was a member of the Company’s Board of Directors at the time of the Agreement, pursuant to which the Company agreed to distribute shares of a newly formed wholly-owned subsidiary, CCIP2, on a pro rata basis in exchange for 14,586,000 shares of the Company’s common stock.

In July 2004, the parties entered into an Amendment to Share Exchange Agreement, whereby certain provisions of the Share Exchange Agreement were modified. The parties agreed that the shares of CCIP would not be delivered to the shareholders of the Company in a spin-off but rather that they would be delivered to Quebec Inc. in exchange for 14,588,667 shares of Terra Nostra common stock delivered to it prior thereto. Terra Nostra also agreed to the cancellation of a debt owed to it by CCIP or its director in the amount of $36,939.  The parties agreed that the effective date of the amendment was April 1, 2004. This transaction has closed and the shares of CCIP have been returned to the shareholders and the debt from CCIP has been cancelled.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION

As of December 31, 2003, the Company had total assets of $742,426 and $390,062 in total assets as of September 30, 2004.  The reduction in assets is mainly due to a reduction in note receivables of $250,000, the write-off of an advance to a director in the amount of $36,939 and a write-down in capital assets of $81,303 due to the divestiture of one of the Company’s subsidiaries, CCIP. The Company’s cash and cash equivalents decreased from $5,032 on December 31, 2003 to $100 on September 30, 2004.  The Company had accounts receivable of $4,122 on December 31, 2003 as compared to no accounts receivable as at September 30, 2004.

The Company's management believes that upon achieving further capitalization of $1 million that its wholly owned subsidiary, Biointegra Inc. (“Biointegra”), will generate sufficient revenues to meet the operating expenses of Terra Nostra and Biointegra.  The Company is seeking debt or equity financing in the amount of $1 million to fund its operations.  There are no guarantees that such capitalization can be achieved at this time. The commercialization of the Biointegra technology will be necessary for the Company to be able to generate sufficient revenues for operations of the Company and its wholly owned subsidiary, Biointegra.

The Company entered into a subscription agreement for 500,000 shares of common stock with TGLP Capital Inc. (“TGLP”) on October 21, 2003, whereby TGLP agreed to fund a total of $500,000 to the Company for operations. On September 21, 2004 a new agreement was signed for the same number of shares at a price per share of $0.50 for a total of $250,000, which is expected to be funded by the end of this fiscal year. The Company has not yet received the proceeds from this offering.  Should the Company receive the proceeds such funds will be used towards the capital requirements of the Company for the commercialization of Biointegra.  The Company cannot be assured that it will receive the proceeds from this offering.  Presently this amount is carried on the books of the Company as a note receivable.

Biointegra presently does not generate any revenues.  Should the Company be successful in financing the commercialization of the Biointegra technology it expects to generate revenues by the second quarter of 2005.

RESULTS OF OPERATIONS

Revenues

Terra Nostra earned revenues of $21,807 for the nine months ended September 30, 2004, with revenues during the same period ended September 30, 2003 of $73,890.  The only revenues derived during the nine months ended 2004 were $21,807 from the operations of CCIP as compared to September 30, 2003 revenues of $57,723 from the operations of CCIP, $1,937 from petroleum and natural gas sales and $14,230 from a gain in disposition of the oil and gas assets.  On March 30, 2004, the Company entered into an agreement with certain of the shareholders of the Company, who were also members of the Company’s Board of Directors, regarding the spin-off of CCIP.  The Agreement was amended and the shares of CCIP were delivered to a private Quebec corporation owned by Mr. Louis Nadeau, a prior officer and director of the Company. The Company will no longer generate revenues from the CCIP operations.  The Company presently does not generate any revenues and is focusing its efforts around commercializing the technology owned by Biointegra in order to generate revenues. In order to generate revenues from Biointegra, the Company will need to raise sufficient capital to commercialize the technology.  The Company hopes to have a product ready for commercial application in Canada and the U.S. and to have commenced sales by the second quarter of 2005.

Expenses

Statement of Operations Data:

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003
Net Sales	$21,807	$73,890
Loss from operations	$(187,687)	$(116,636)
Gain from disposal of Assets	$0	$14,230
Net loss	$(187,687)	$(116,636)
Net loss per common share	$(0.006)	$(0.005)
Weighted average number of common shares outstanding, basic	30,780,089	24,939,740

During the nine months ended September 30, 2004 and 2003, we incurred operating expenses of $209,494 and $190,526 respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003
Professional fees	$993	$12,090
Consulting fees	$57,463	$13,908
Loss on disposition of subsidiary	$52,758	$0
Other administrative expenses	$98,280	$163,012
Petroleum & Natural Gas related costs (incl. Depletion & impairment)	$0	$1,516
TOTAL	$209,494	$190,526

Other administrative expenses have decreased substantially during the first nine months of 2004, compared to the same period in 2003 due to the divestiture of the operations of CCIP. Professional fees have decreased due to a reduction in legal fees for the three-month period ended September 30, 2004 from its legal counsel. Consulting fees have increased due to the Company requiring additional consultants in regard to the divestiture of CCIP.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004 we had cash of $100 and working deficit capital of ($280,396), compared to cash of $5,032 and working capital of $85,242 at December 2003.  The decrease in working capital is due primarily to the write-off of an advance of $36,939 to one of the Company’s directors in connection with the disposition of CCIP and renegotiation of the subscription agreement from $500,000 to $250.000.

Funds used in operations for the first nine months of 2004 were $71,194 as compared to funds used in operations of $9,210,950 for the first nine months of 2003.  The difference was prevoiusly due to the write down of goodwill during the period ended September 30, 2003.

At present, based on current operations, we do not have sufficient cash and liquid assets to satisfy our cash requirements on a monthly basis.  While we generated income from sales of insecticides during 2003 and the first quarter of 2004, we have divested our subsidiary CCIP and therefore we will not receive any further revenue from these CCIP’s operations. We will be required to raise funds to meet the Company’s current monthly overhead, which will include the on-going business of one operational subsidiary.  The Company will require approximately $1,000,000 to cover its anticipated overhead and operational needs for the upcoming twelve-month period.  The Company has no assurance that it will be able to obtain additional equity and/or debt financing to meet this need.

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

FINANCING ACTIVITIES

The Company did not undertake any financing activities during the quarter ended September 30, 2004.

ITEM 3 - CONTROLS AND PROCEDURES

The Company's executive officers, Mr. Regis Bosse, who serves as the Company's principal executive officer and Mr. Daniel Julien, the Company’s principal accounting officer, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Bosse and Mr. Julien.  Mr. Bosse and Mr. Julien have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004 (the “Evaluation Date”).

Based on such evaluation, Mr. Bosse and Mr. Julien have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

On September 15, 2004, the Company extended the expiration of outstanding warrants to purchase 643,256 shares of common stock at $0.40 per share from September 15, 2004 to September 15, 2005.  The Company granted this extension in hopes that the warrant holder will exercise the warrants which result in proceeds of $257,302.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.

OTHER INFORMATION

Not applicable

ITEM 6.

EXHIBITS

3.1	Articles of Incorporation and amendments thereto	Incorporated by reference to the Exhibits attached to the Company’s Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Company’s Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
4	Form of Common Stock Specimen	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.1	General Conveyance Agreement dated September 1, 1996, by and between the Corporation and Buccaneer Holdings Inc., a Belize corporation	Incorporated by reference to the Exhibits attached to the Company's Registration Statement on Form 10-SB, Amendment No. 2, filed with the SEC on May 16, 2002, file number 000- 49631.
10.2	Purchase and Sale Agreement dated August 26, 2002 by and between the Company and FACT Corporation	Incorporated by reference to the Exhibits attached to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2002.

10.3	Share Exchange Agreement dated March 26, 2003 by and between the Company and 9126-2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Company’s report on Form 8-K filed with the SEC on March 28, 2003.
10.4	Purchase Agreement between the Company, Capital Reserve Canada Ltd., and FACT Corporation dated June 15, 2003.	Incorporated by reference to the Exhibits attached to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2003.
10.5	Share Exchange Agreement between the shareholders of Biointegra, Inc. and the Company dated September 26, 2003.	Incorporated by reference to the Exhibits attached to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 15, 2004.
10.6	Spin-off Agreement between the Company and 9126-2238 Quebec Inc. dated March 30, 2004	Incorporated by reference to the Exhibits attached to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 15, 2004.
10.7	Amendment to Share Exchange Agreement between the Company and 9126-2238 Quebec Inc. dated July 30, 2004.	Incorporated by reference to the Exhibits attached to the Company’s quarterly Report on Form 10-QSB filed with the SEC on August 20, 2004.
31	Section 302 Certification- Chief Executive Officer	Filed herewith.
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA TECHNOLOGY LTD.

Date:  November 18, 2004

By:  /s/ Regis Bosse
Name: Regis Bosse
Title:  President