Form 10KSB
period 2004-12-31
TERRA NOSTRA RESOURCES CORP.
filed 2005-04-15
CIK 1167370

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-17232

TERRA NOSTRA RESOURCES CORP. (formerly Terra Nostra Technology Ltd.)

(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	86-0875500 (I.R.S. Employer Identification No.)

Suite 1000, 1166 Alberni St.,

Vancouver, British Columbia V6E 3Z3

Telephone: (604) 694-1110

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

100,000,000 Common Shares, $0.001 Par Value

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

$21,807

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$16,084,856 as of April 11, 2005

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

40,074,087 as of  April 11, 2005

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

On February 7, 1994, Terra Nostra Resources Corp., a Nevada corporation ("Terra Nostra" or the "Corporation" “we” “us” or “our”) was incorporated under the laws of the State of Nevada, under the name of Renegade Recreational Rentals, Inc.   On January 25, 2002, the Corporation changed its name to "Terra Nostra Resources Ltd". From August, 1996 through to  June 10,  2003 we carried on the business of limited oil and gas operations.   On March 26, 2003, we completed the  acquisition of CCIP, a private Quebec corporation that specializes in viral bio-insecticide products.  On April 1, 2003, the Corporation changed its name to Terra Nostra Technology Ltd. We were unsuccessful in raising the required funds for the continuing operations of its oil and gas interests and we disposed of  all of our oil and gas interests  on June10, 2003 to focus our efforts on operations of our wholly owned subsidiary CCIP.   On August 31, 2003 we acquired all of the issued and outstanding shares of Biointegra, Inc. a corporation developing fungal bio-insecticides.   Bio-Integra is a wholly owned subsidiary of the Corporation as at the fiscal year ended December 31, 2004.   On March 30, 2004, the Corporation entered into a Share Exchange Agreement with 9126-9338 Quebec Inc. (“Quebec Inc.”) in settlement of a dispute between the Corporation and Quebec Inc. Under the terms of the Share Exchange Agreement, the Corporation was to form a wholly-owned subsidiary (CCIP2) to acquire all of the assets and liabilities of CCIP and distribute the shares of CCIP2 to the Corporation’s stockholders.  Quebec Inc. was to return to the Corporation 14,586,000 shares of Terra Nostra’s common stock and be responsible for drafting of an information statement on Schedule 14C regarding the spin-off.  Louis Nadeau, Marc Fournier, and Philippe LaMontagne resigned as officers and directors of the Corporation at the time of the Share Exchange Agreement.    During July 2004, the parties entered into an Amendment to Share Exchange Agreement, whereby certain provisions of the Share Exchange Agreement were modified. The parties agreed that the shares of CCIP would not be delivered to the shareholders of the Corporation in a spin-off but rather that they would be delivered to Quebec Inc. in exchange for 14,588,667 shares of Terra Nostra common stock delivered to it by Quebec Inc. prior thereto. Terra Nostra also agreed to the cancellation of a debt owed to it by CCIP or its director in the amount of $36,939.  The parties agreed that the effective date of the amendment was April 1, 2004.

On December 11, 2004, Terra Nostra entered into a Joint Venture Contract with Shandong Jinpeng Copper Co. Ltd., a private corporation (“SJCC”), for the creation of a new joint venture company under the Laws of the People’s Republic of China on Joint Ventures Using Chinese and Foreign Investment. Pursuant to this Joint Venture Contract, SJCC and its affiliated companies, Shandong Jinwang Copper Co., Shandong Quanxin Stainless Steel Co., Zouping Jinwang Copper Co. and Zouping Regenerated Resources Co. Ltd.  will be contributing certain fixed assets, including equipment, buildings, production lines, property use and other fixed assets of the companies to  the joint venture company in exchange for 49% ownership of the joint venture Corporation and Terra Nostra will be contributing funds in the amount of US $1 million in exchange for 51% of the joint venture Corporation. Shandong Jinpeng Copper Co. Ltd., and its affiliated companies, currently produce electrolytic copper, with an annual capacity of 90,000 tons, 40,000 tons per year of oxygen-free copper rods, 2150 kg/year of gold and 52,000 kg/year of silver.  The companies currently have a workforce of 820 employees including 336 technical personnel, with 136 engineers including 18 senior engineers.

The Joint Venture Contract contemplates that there will be a further capital contribution of  approximately $38 million  to the joint venture company for expansion of existing facilities, including stainless steel operations.  The stainless steel operations are projected to commence production during 2005 with a targeted annual output of 180,000 tonnes of stainless steel products, with projected full production sales for 2006 of $430,000,000, based on achieving full production in January 2006 and subject to demand and pricing during 2006.  Upon approval of the joint venture company by the appropriate Chinese regulatory agency and the transfer of the assets, all operations will be undertaken by the joint venture company.  The funds to be raised for the further capital contribution of $38 million will be raised as approved by the joint venture company’s board of directors, without diluting either party’s interest in the joint venture company.

Terra Nostra’s  obligation to fund $1 million to the joint venture company is conditional upon the issuance of a joint venture business license by the appropriate Chinese regulatory agency in Shandong Province and completion of the transfer of the fixed assets to the joint venture company.  As of  the date of this report, there have been two business licenses granted for the formation of joint venture companies, one for copper production and a separate license for the stainless steel production.  Terra Nostra has been advised that SJCC and its affiliated companies have transferred assets to the joint venture companies.  Terra Nostra has forwarded the amount of $1 million to the bank account of the joint venture companies to be held until such time as Terra Nostra confirms that the governing authority has confirmed that the assets have been transferred to the  joint venture companies.     It is expected that the final transaction will close during the month of April 2005.

In connection with entering into the Joint Venture Contract, Terra Nostra also entered into an Acquisition Agreement with RTO Investments Corp., a Bahamian corporation (“RTO”). RTO had previously entered into a joint venture contract with SJCC. RTO entered into the Acquisition Agreement with Terra Nostra in contemplation of the mutual termination of the joint venture agreement between RTO and SJCC, in exchange for 38 million shares of Terra Nostra common stock. The parties agreed that Terra Nostra would issue 35 million to RTO instead of the previously agreed 38 million.   On February 2, 2005, Terra Nostra issued 35 million shares in the name of RTO and delivered in trust with Terra Nostra’s legal counsel to be delivered at closing of the transactions.

Under the terms of the Acquisition Agreement, Terra Nostra  had an obligation to complete the following prior to the closing: (a) conduct a reverse split of its outstanding shares of common stock on a basis of 10:1 which was completed on January 20, 2005; and (b) subsequent to the reverse split, issue 1.7 million shares of common stock to Terra Nostra’s creditors to settle all of Terra Nostra’s  existing debt other than $30,000 of undisclosed liabilities. The 1,700,000 shares were  issued on  February 2, 2005, subsequent to the reverse split.  The shares of Terra Nostra  issued to RTO under the Acquisition Agreement were  issued subsequent to the reverse split.  As part of this transaction, the Corporation agreed to pay a finders fee of 1,458,600 shares to Ocean Exploration Ltd., a corporation which introduced RTO to the Terra Nostra and was instrumental in finalizing the agreements relating to the joint venture.   These shares will be issued to Ocean Exploration Ltd. from  the shares received back by the Corporation for the cancellation of the transaction with CCIP.

On January 20, 2005, the Corporation changed its name to Terra Nostra Resources, Corp.

Upon closing of these agreements, Terra Nostra was to divest itself of its wholly owned subsidiary, Biointegra, Inc.  This divestiture was completed on March 31, 2005.   Under the terms of the divestiture agreement, the debt of Biointegra Inc. in the amount of $98,181USD as at March 31, 2005 was  assigned  to Quattro Investments Ltd.  Further terms of the agreement call for the transfer of the Biointegra Inc. shares held by the Corporation to Quattro Investments Ltd. and the assignment of a certain  Note Receivable in the amount of $250,000 due to the Corporation being transferred to Biointegra Inc. in exchange for 250,000 preferred shares of Biointegra Inc.  The 500,000 common shares of the Corporation which were issued pursuant to the Note Receivable are transferred to Quattro Investments Ltd. as further consideration for Quattro Investments Ltd. agreement to provide funding for ongoing operations to Biointegra Inc.

The Corporation will operate in the copper and stainless steel production industries upon completion of its final due diligence and the finalization of the joint venture companies.

b)

Business of the Corporation

Terra Nostra has completed the divestiture of its bio-insecticide operations and intends to pursue the production of copper and stainless steel through its joint venture with  Shandong Jinpeng Copper Co. Ltd., and its affiliated companies, Shandong Jinwang Copper Co., Shandong Quanxin Stainless Steel Co., Zouping Jinwang Copper Co. and Zouping Regenerated Resources Co. Ltd., all of which have contributed assets to the Chinese Joint Venture Companies that will operate in the production of copper and stainless steel products.

As at the date of this report, the final  transactions for the  joint venture companies require an audit of assets and therefore this report does not contain information on the Corporation’s planned operations in the production of copper and stainless steel products.  The Corporation expects to finalize the transaction during April 2005 at which time it will commence its business operations under its two Chinese joint venture companies. Research and Development

Terra Nostra does not and will not be sponsoring or undertaking any research and development nor does it hold any patents, copyrights or other intellectual property.  We are presently unaware of any requirements for research and development to be funded through our Chinese joint venture companies.

Financing Required

The Corporation is presently conducting an offering to raise a total of $2,000,000 for funding to close the Chinese joint ventures which requires $1,000,000 to be funded to the joint venture companies and $1,000,000 will be raised for working capital.  As of the date of this report, the Corporation has raised and funded $1,000,000 to the joint venture companies to be held in trust by the joint venture companies pursuant to confirmation by the governing authority that the assets have been  transferred to the two joint venture companies.  The Corporation cannot at this time be sure of raising the additional $1,000,000 required for continuing operations.

Upon finalization of the joint venture companies, those companies will be required to raise approximately  $38 million which  funds will be raised as approved by the joint venture companies boards of directors.

Properties

Terra Nostra's principal place of business and its executive offices are presently located at Suite 1000, 1166 Alberni Street, Vancouver, British Columbia Canada V6E 3Z3.  Terra  Nostra's agent for service of process is located at 318 North Carson St., Suite 208, Carson City, Nevada 89701.

Employees

At present the Corporation does not have any employees.

ITEM 2. DESCRIPTION OF PROPERTIES

Principal Plants and Other Property

Terra Nostra's real estate holdings are limited to office space located at Suite 1000, 1166 Alberni Street, Vancouver, British Columbia Canada V6E 3Z3.  Terra Nostra leases approximately 1,000 square at a cost of about $1500 ($2,000 CDN) per month.  The lease is a month to month and may be cancelled on 30 days notice.

ITEM 3. LEGAL PROCEEDINGS

The Corporation is not involved in any legal proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 16, 2004, the Corporation provided notice to its shareholders of its intent to solicit approval from shareholders of record that hold a majority of the Corporation’s issued and outstanding shares (the “Majority Shareholders”) as of December 16, 2004, of a proposal to (1) approve an Acquisition Agreement dated December 11, 2004 (the “Acquisition Agreement”), with RTO Investments Corp., a Bahamian corporation (“RTO”) to allow the Corporation to enter into a Joint Venture Contract with Shandong Jinpeng Copper co. Ltd. a private corporation; (2) for the reverse split of the Corporation’s issued and outstanding shares of common stock as of a record date of December 31, 2004 on a 10:1 basis, pursuant to the requirements of the Acquisition Agreement, with all fractional shares rounded up to the next whole number (the “Reverse Split”) and with the Corporation’s authorized amount of shares of common stock to remain at 100 million subsequent to the Reverse Split; and (3) change the name of the Corporation to “TERRA NOSTRA RESOURCES CORP.”.

Only shareholders of record of the Corporation's Common Stock at the close of business on December 16, 2004 were entitled to vote on the written resolution. On that date, 30,822,349 shares of Common Stock of the Corporation (the "Common Stock") were issued and outstanding. Each shareholder was entitled to one vote for each share held of record on the record date. The holders of a majority of the total shares of common stock outstanding on December 16, 2004 constituted a quorum for the transaction of business.

The passing of the proposal required the affirmative vote of at least 15,411,175 shares of the shares of the Corporation’s Common Stock issued and outstanding on December 16, 2004. There were 30,822,349 shares of Common Stock issued and outstanding on December 16, 2004. The Corporation’s management held proxies for 18,084,892 shares.

Matters to be voted upon	For	Against
Approve an Acquisition Agreement dated December 11, 2004 (the “Acquisition Agreement”), with RTO Investments Corp., a Bahamian corporation (“RTO”) to allow the Corporation to enter into a Joint Venture Contract with Shandong Jinpeng Copper co. Ltd. a private corporation	18,084,892	-0-
Approve the reverse split of the Corporation’s issued and outstanding shares of common stock as of a record date of December 31, 2004 on a 10:1 basis	18,084,892	-0-
Approve the change of name of the Corporation to “TERRA NOSTRA RESOURCES CORP.	18,084,892	-0-

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Corporation's common stock, which currently  trades on the OTC/BB under the symbol "TNR0”,  did not  become approved for quotation on the OTC/BB quotation system until February 5, 2003.  Following is a report of high and low bid prices from February 5, 2003 to December 31, 2004.

Year 2004	High	Low
4th Quarter ended 12/31/04	0.95	0.33
3rd Quarter ended 9/30/04	0.85	0.37
2nd Quarter ended 6/30/04	0.52	0.26
1st Quarter ended 3/31/04	0.50	0.17

Year 2003	High	Low
4th Quarter ended 12/31/03	1.27	0.52
3rd Quarter ended 9/30/03	0.70	0.38
2nd Quarter ended 6/30/03	0.47	0.30
1st Quarter ended 3/31/03	-0-	-0-

The information as provided above was provided by Stockwatch financial website. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of April 12, 2005, there were 13 market makers in the Corporation’s stock. The last available reported trade by  the OTC/BB prior to the filing of this report was April  11, 2005 at $3.17.

As of  April 11, 2005, there were 118  record holders of the Corporation’s common stock.

During the last two fiscal years, no cash dividends have been declared on the Corporation's stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity Compensation plans approved by security holders	200,000	-0-	200,000
Equity Compensation plans not approved by security holders	-0-	-0-	-0-
Total	200,000	-0-	200,000

(b)

 RECENT SALES OF UNREGISTERED SECURITIES

On August 6, 2004, the Company issued a total of 63,622 common shares to consultants and employees of the Company’s then wholly owned subsidiary Biointegra, Inc. in settlement of fees and wages as detailed below:

Mathias De Kouassi	38,173 common shares
Silvia J. Todorova	25,449 common shares

These shares were issued pursuant to exemptions provided by Section 4(2) of the U.S. Securities ACT of 1933 (the “Act”), Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) under the Act and Regulation S promulgated by the SEC under the ACT.  The Company deemed reliance on these provisions to be appropriate due to the fact that the shares were issued to a very limited number of people, all of whom are non-U.S. residents and most of whom are accredited investors due to their relationships with the Company.  No general advertising or publications were utilized in connection with the issuance of these shares.  No commissions or finders fees were paid by the Company in connection with the issuance of these shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

a.

Plan of Operations

Should we close on the acquisition of the Chinese joint venture companies the Corporation will require approximately $2,000,000 to cover its anticipated overhead and operational needs for the upcoming twelve month period.  The Corporation presently has forwarded to  the Chinese joint venture companies the amount of  $1,000,000 which is to be released subject to confirmation by the governing authority that the assets have been transferred to  the Chinese joint venture companies. Should  the Chinese joint venture close the Corporation expects to be in immediate cash flow from the operations of the joint venture Corporation and operations of the jointa venture companies will be funded from cash flow.  There can be no assurance that the Corporation will raise the required capital to funds its operations.

b.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Corporation until March 31, 2005 was a development stage company with operations in the bioinsecticide technology industry.   The Corporation upon the finalization of the joint venture companies will carry on its operations under it’s the Chinese joint venture companies which will operate in the production of copper and stainless steel products.

MILESTONES

NEAR TERM GOALS (2005)

The Corporation’s near term goals are to raise sufficient equity and/or debt financing to finalize the Chinese joint venture companies and to fund ongoing operations of the Corporation.

To raise sufficient funds estimated to be $2,000,000 to fund the Chinese joint venture companies in the amount of $1,000,000 and to provide working capital for the Corporation of $1,000,000 for the year 2005.

INTERMEDIATE TERM GOALS (2006-2007)

The Corporation’s intermediate term goals are to provide additional funding in the amount of approximately          $38 million to grow the Chinese joint venture Corporation operations.

LONG TERM GOALS (2007 AND BEYOND)

The Corporation’s long term goals are to raise funds through debt and/or equity financing, so as to accelerate internal growth  and to expand the Corporation  through targeted acquisitions.

Financial Outlook

Should the Corporation close on the Chinese joint venture then the Corporation will commence revenues through its 51% ownership in the Chinese joint venture Corporation.

The Corporation has raised approximately $1,000,000 in the form of equity financing as of the date of this report.  The Corporation has provided the first $1,000,000 of funding to the Chinese joint venture company.   It intends to raise an additional $1,000,000 by way of equity financing. There is no assurance that the Corporation will be successful in raising the additional $1,000,000.

Results of Operations

Comparison of 2004 and 2003

During fiscal years 2004 and 2003, we incurred operating expenses of  $460,673 and  $9,499,461, respectively.

The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	FISCAL YEAR 2004	FISCAL YEAR 2003
Expense for the acquisition of CCIP and Biointegra	$-0-	$8,954,008
Professional fees	$63,370	$ 125,689
Consulting fees	$993	$ 202,458
Other administrative expenses	$ 265,872	$ 217,306
Loss on dispositions of subsidiary	$52,758	$-0-
Write off of research an development costs	$77,680	$-0-
TOTAL	$460,673	$9,499,461

Fiscal 2003 losses included the write down of  goodwill in the amount of $8,954,008 for CCIP and Biointegra which was an extraordinary item for 2003.  There was also a substantial decrease in professional fees to $63,370  for 2004 as compared to $125,689 for 2003 due the decrease in legal and accounting fee in 2004 over the legal and accounting fees related to the acquisitions of CCIP and Biointegra in 2003.  For the fiscal year ended 2004, the Corporation chose to write off its research and development costs in the amount of $77,680.  For the fiscal year ended December 31, 2003 it did not write off these costs.but carried them on the balance sheet as an asset in the amount of $49,951.

Consulting fees include the costs of executive management and administrative consultants, these fees decreased due to additional consulting services related to the acquisition of CCIP and Biointegra.  Other administrative expenses have increased substantially during fiscal year 2004, compared to fiscal year 2003. This is primarily due to rent expenses of $40,954.

Depletion and impairment for 2004 were $0 as compared to ($9,932) for 2003.  The Corporation booked a  gain on disposition for 2004 of $52,758 as compared to a gain on disposition for 2003 of $4,484.

Net losses for the two completed fiscal years were  $438,866 (2004) and $9,392,369 (2003) respectively.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders’ Equity

As of December 31, 2004, the Corporation had negative  working capital of  $485,673 and  negative Stockholders Equity of $480,305 as  compared with positive working capital of $85,242 and positive Stockholders Equity of  $222,263 as of December 31, 2003.  The change was primarily due to the write down of a note receivable in the amount of $250,000, the write off of research and development costs in the amount of $77,680 and an  increase in accounts payable in the amount of $163,844.

Liquidity

The Corporation anticipates it will require approximately $2,000,000 over the next twelve months to fully implement its existing business plan, should it conclude on the Chinese joint venture.   The Corporation may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2005, 2006 and 2007 fiscal years.  The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors.  As of the filing of this report, the Corporation has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations.  Funds have been raised through private loans and  equity financing.  The Corporation cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During 2004 the Corporation’s primary sources of working capital have come from revenues generated from our sales of insects, and the net proceeds from a research grant, and various shareholder loans.

Material Commitments for Capital Expenditures

The Corporation has a material commitment to fund the Chinese joint venture companies in the amount of $1,000,000 .   The Corporation has remitted the $1,000,000 to the Chinese joint venture companies as at the date of this report.   Upon finalization of the Chinese joint venture companies and the closing of the acquisition agreement, the Corporation will be a 51% shareholder in the joint venture companies.

Note Receivable

The Corporation had entered into a private placement agreement  with TGLP Capital Inc. for 500,000 common shares of the Corporation on October 21, 2003 for an amount of US$500,000.  TGLP Capital Inc. and the Corporation renegotiated the note during the fiscal year ended 2004 and reduced the receivable to $250,000.00.  The Corporation may not be able to collect on this note receivable.   On March 31, 2005, the Corporation entered into an agreement with Biointegra Inc. and Quattro Investments Ltd. whereby Biointegra Inc. acquired the note receivable for the agreement to issue 250,000 preferred shares to the Corporation and the 500,000 shares were delivered to Quattro Investments Ltd. pursuant to the agreement to fund the ongoing operations of Biointegra, Inc.

ITEM 7.

 FINANCIAL STATEMENTS

TERRA NOSTRA RESOURCES CORP.

(FORMERLY KNOWN AS TERRA NOSTRA TECHNOLOGY LTD.)

(A DEVELOPMENT STAGE CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2004

TERRA NOSTRA RESOURCES CORP.

(FORMERLY KNOWN AS TERRA NOSTRA TECHNOLOGY LTD.)

(A Development Stage Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2

CONSOLIDATED BALANCE SHEET AS AT DECEMBE R 31, 2004 AND 2003

F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AS AT DECEMBER 31, 2004

F-4

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

F-5

CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

F-7 – F-12

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Terra Nostra Resources Corp.

(Formerly known as Terra Nostra Technology Ltd.)

(A Development Stage Company)

We have audited the balance sheets of Terra Nostra Resources Corp. (formerly known as Terra Nostra Technology Ltd.) (A development stage company) as at December 31, 2004 and 2003 and the related consolidated statement of stockholders’ equity, operations and cash flows for the years then ended December 31, 2004 and 2003.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Nostra Resources Corp. (formerly known as Terra Nostra Technology Ltd.) (A development stage company) as at December 31, 2004 and 2003 and the consolidated results of their operations and cash flows for the year then ended December 31, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern.  As outlined in Note 1 to the consolidated financial statements, the company was only recently formed, has no revenues and has not yet commenced any formal operations.  This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(s) Schwartz Levitsky Feldman LLP

Montreal, Quebec

April 10, 2005

Chartered Accountants

TERRA NOSTRA RESOURCES CORP

(FORMERLY KNOWN AS TERRA NOSTRA TECHNOLOGY LTD.)

(A Development Stage Company)

Consolidated Balance sheet

(Expressed in U.S dollars)

AS AT DECEMBER 31, 2004 AND DECEMBER 31, 2003

	Notes	2004	2003
		$	$
Assets

Current
Cash		3,539	5,032
Receivable	2	---	4,122
Loan receivable		---	---
Note receivable		250,000	500,000
Income taxes		84,196	44,944
Advance to a director		---	36,939
Prepaid expenses		602	14,368

		338,337	605,405

Research and Development		-	49,951

Capital assets	3	5,368	87,070

		343,705	742,426
Liabilities

Current
Accounts payable	4	403,927	311,350
Accounts payable (related party)		420,083	201,788
Deferred income		---	7,025

		824,010	520,163

Stockholders’ Equity

Common Stock		9,701,726	9,932,640
Comprehensive loss		(67,589)	(34,801)
Accumulated deficit		(10,114,442)	(9,675,576)

Total Stockholders’ Equity		(480,305)	222,263

Total Liabilities and Stockholders’ Equity		343,705	742,426

TERRA NOSTRA RESOURCES CORP.

(FORMERLY KNOWN AS TERRA NOSTRA TECHNOLOGY LTD.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN U.S. DOLLARS)

FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                                              Common Stock

	Shares	Amount	Accumulated deficit	Comprehensive Loss	Total Stockholders Equity
		$	$	$	$

Balance at December 31, 2000	981	22,570	(54,537)		(31,967)
Issue of Common Stock	19	250	---		250
Net (loss) – year 2001	---	---	(1,190)		(1,190)
Balance at December 31, 2001	1,000	22,820	(55,727)		32,907
Forward split at 7500:1	7,500,000	---	---		---
Issue of Common Stock	7,028,900	117,890	---		117,890
Proceeds due from the issue of Common Stock	---	(14,764)	---		(14,764)
Stock issued to acquire oil & gas leases	40,000	10,000	---		10,000
Loss for the year	---	---	(227,580)		(227,580)
Balance at December 31, 2002	14,568,900	135,946	(283,307)		(147,361)
Issue of Common Stock for CCIP	15,000,000	9,000,000	---		9,000,000
Reduction in proceeds due from the issue of Common Stock	---	14,764	---		14,764
Cancellation of stock issued to acquire oil & gas leases	(40,000)	(10,000)	---		(10,000)
Issue of Common Stock for Biointegra	86,571	34,628	---		34,628
Loss to December 31, 2003	---	---	(9,392,269)		(9,427,070)
Stock issuances to settle debt	643,256	257,302	---		257,302
Issue of Common Stock	500,000	500,000	---		500,000
Balance at December 31, 2003	30,758,727	9,932,640	(9,675,576)	(34,801)	222,263
Cancellation of stock issuances	----	(250,000)	---		(250,000)
Issue of Common Stock	63,322	19,086	---		19,086
(Loss) to December 31, 2004	---	---	(438,866)	(32,788)	(471,654)
Balance at December 31, 2004	30,822,349	9,701,726	(10,114,442)	(67,589)	(480,305)

TERRA NOSTRA RESOURCES CORP.

(FORMERLY KNOWN AS TERRA NOSTRA TECHNOLOGY LTD.)

(A Development Stage Company)

Consolidated Statement of Operations

(EXPRESSED IN U.S. DOLLARS)

FOR THE YEARS ENDING DECEMBER 31, 2004, DECEMBER 31, 2003 AND FROM INCEPTION

	2004	2003	From Inception (February 7, 1994) through December 31, 2004
	$	$	$

Sales and other revenue

Sales	21,807	81,937	103,744
Grant	---	8,486	8,486
Gain on disposition	---	4,484	4,484
Petroleum & natural gas (net of royalties)	---	2,353	32,640
Less:
Related costs (including depletion and impairment)	---	9,832	(69,597)

	21,807	107,192	79,757

Operating expenses

Goodwill	---	8,954,008	8,954,008
Professional fees	63,370	125,689	151,489
Consulting fees	993	202,458	354,181
Write off loan receivable	---	---	7,056
Research and Development	77,680	--	77,680
Loss on disposition of subsidiary	52,758	---	52,758
Other expenses	265,872	217,306	457,027

	460,673	9,499,461	10,194,199

(Net loss)	(438,866)	(9,392,269)	(10,114,442)

Net (Loss) per common share basic and diluted	(0.014)	(0.3551)	(0.3285)

Weighted Average number of common shares	30,790,799	26,448,468	30,790,799

Diluted	32,077,311	26,829,134	32,077,311

TERRA NOSTRA RESOURCES CORP.

(FORMERLY KNOWN AS TERRA NOSTRA TECHNOLOGY LTD.)

(A Development Stage Company)

Consolidated Cash flow statement

(EXPRESSED IN U.S. DOLLARS)

FOR THE YEARS ENDING DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND FROM INCEPTION

	2004	2003	From Inception (February 7, 1994) through December 31, 2004
	$	$	$

Operating activities
(Net loss)	(438,866)	(9,392,269)	(10,114,442)
Adjustments for:
Depreciation expense	6,186	13,897	87,897
Gain on disposal of assets	---	(4,484)	(4,484)
Writedown of goodwill	---	8,954,008	8,954,008
Changes in operating assets and liabilities:
Accounts receivable	4,122	15,743	15,347
Income taxes	(39,252)	(44,944)	(84,196)
Advance to a director	36,939	(40,362)	(3,423)
Prepaid expenses	13,766	2,245	14,818
Accounts payable	310,872	595,371	1,060,659
Deferred income	(7,025)	(12,216)	(19,241)
Accrued expenses	---	(4,845)	(3,000)

Net cash flow from operating activities	(113,258)	82,144	(96,057)

Investing Activities
Loans receivable	---	5,000	---
Disposition of fixed assets (net)	77,336	---	77,336
Acquisition of fixed assets (net)	(1,820)	(4,789)	(59,939)
Research and development (net of I.T.C)	49,951	(49,951)	---

	125,467	(49,740)	17,397
Financing activities
Issue of common stock	19,086	---	159,538
Proceeds due from the issue of common stock	---	14,764	---
Cancellation of stock issue	---	(10,000)	(10,000)
Shareholder’s loan	---	---	250
	19,086	(4,764)	149,788

Effects of exchange rates on cash	(32,788)	(34,801)	(67,589)

Cash increase (Decrease)	(1,493)	2,367	3,539

Cash Beginning of Period	5,032	2,665	---

Cash, end of period	3,539	5,032	3,539

TERRA NOSTRA RESOURCES CORP.

(FORMERLY KNOWN AS TERRA NOSTRA TECHNOLOGY LTD.)

(A Development Stage Company)

Notes to the consolidated financial statements

DECEMBER 31, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of TERRA NOSTRA RESOURCES CORP. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements are stated in United States of America dollars

Basis of Consolidated Financial Statement Presentation

These consolidated financial statements for 2004 and 2003 include the Company and its then wholly owned subsidiaries, Company CCIP and Biointegra Inc.  All significant inter-Company accounts and transactions have been eliminated.

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

On March 26, 2003, the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Company CCIP Inc., a private Quebec, Canada Company (“CCIP”), which consists of 100 Class A shares and 115,000 Class B shares.  Under the terms of the acquisition, 15,000,000 common shares of the Corporation’s Stock were issued to the stockholders of CCIP for a value of $9,000,000 ($0.60 per share).  The issuance and delivery of the Corporation’s shares pursuant to the acquisition took place on April 7, 2003.

On June 15, 2003, the Corporation disposed of its interest in producing oil and gas properties located in Washington County, Colorado and exploration oil and gas leases in Rosebud County, Montana.  The Corporation no longer has any oil and gas assets.

During the quarter ended September 30, 2003 the Corporation entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Biointegra Inc., a private Quebec, Canada corporation (“Biointegra”), a Corporation which develops fungal bio-insecticides, which consists of 50 class A shares and 11,075 Class B shares.  The acquisition was effective as of August 31, 2003.  Under the terms of the acquisition, 86,571 shares of the Corporation’s Common Stock were issued to the shareholder of Biointegra, 23,738 shares for the acquisition, 7,833 shares to settle outstanding loans and 55,000 shares for accrued salaries.  The issuance and delivery of the Corporation’s shares pursuant to the acquisition took place on September 24, 2003.

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Corporation)

Notes to the consolidated financial statements

DECEMBER 31, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

Organization and operations

On September 15, 2003, the Corporation entered into a debt settlement agreement with an outside creditor whereby the Corporation issued a total of 643,256 units at a deemed price of $0.40 per unit in settlement of $257,302 of debt on the balance sheet of the Corporation, each unit consisting of one share and two share purchase warrants entitling the Investor to purchase one additional share of common stock for a period of one year from the effective day at $0.40 per share and one additional share of common stock for a period of two years from the effective date at $0.50 per share (the “Units”) pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933 (“Reg. S”).

On March 30, 2004, the Corporation entered into a Share Exchange Agreement with 9126-9338 Quebec Inc., (“Quebec Inc.”) in settlement of a dispute between the Corporation and Quebec Inc.  Under the terms of the Share Exchange Agreement, the Corporation was to form a wholly owned subsidiary (CCIP2) to acquire all of the assets and liabilities of Corporation CCIP and distribute the shares of CCIP2 to the Corporation’s stockholders.  Quebec Inc. was to return to the Corporation 14,586,000 shares of the Corporation’s common stock and be responsible for drafting of an information statement regarding the spin-off.  Louis Nadeau, Marc Fournier and Philippe Lamontagne resigned as officers and directors of the Corporation at the time of the Share Exchange Agreement.  During July 2004 the parties entered into an Amendment to the Share Exchange Agreement, whereby certain provision of the Share Exchange Agreement were modified.  The parties agreed that the shares of CCIP would not be delivered to the shareholders of the Corporation in a spin-off but rather that they would be delivered to Quebec Inc. in exchange for 14,588,667 shares of the Corporation’s common stock to be delivered to the Corporation by Quebec Inc. prior thereto.  The Corporation also agreed to the cancellation of a debt owed to it by CCIP or its director in the amount of $36,939.  The parties agreed that the effective date to the amendment was April 1, 2004.

On December 11, 2004, the Corporation entered into a Joint Venture Contract with Shandong Jinpeng Copper Co. Ltd., a private corporation (“SJCC”), for the creation of a new joint venture Corporation under the Laws of the People’s Republic of China on Joint Ventures Using Chinese and Foreign Investment. Pursuant to this Joint Venture Contract, SJCC and its affiliated companies, Shandong Jinwang Copper Co., Shandong Quanxin Stainless Steel Co., Zouping Jinwang Copper Co. and Zouping Regenerated Resources Co. Ltd.  will be contributing certain fixed assets, including equipment, buildings, production lines, property use and other fixed assets of the companies to  the joint venture Corporation in exchange for 49% ownership of the joint venture Corporation and the Corporation will be contributing funds in the amount of US $1 million in exchange for 51% of the joint venture Corporation.

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

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Corporation)

Notes to the consolidated financial statements

DECEMBER 31, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

Intangible assets and goodwill

The Corporation accounts for intangible assets and goodwill in accordance with statement of financial accounting standards (SFAS).

Goodwill and other intangible which was adopted by the Corporation January 1, 2003 in accordance with that statement of goodwill and intangible assets with indefinite are no longer amortized but rather test for impairment at least annually.

Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired in a purchase business combination.  For the year 2003 the goodwill has been fully expensed to the statement of operations.

Foreign currency translation

The Corporation uses the Canadian dollar as its functional currency. Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of the acquisition or issue. Items appearing in the statement of income, except for cost of inventories and depreciation, are translates at average period rates. Exchanges gains and losses are included in the statements of shareholder’s equity.

Capital assets

Capital assets are recorded at cost less accumulated depreciation. Depreciation is applied on the declining balance basis to write off the cost of capital assets over their estimated lives are as follows:

Office furniture

20%

Production equipment

20%

Deferred income taxes

The Corporation follows the assets and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are recognized for the expected deferred tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Financial instruments

The Corporation’s financial instruments consist of cash, receivables, prepaid expenses, accounts payable, accrued liabilities, deferred income and amount due to another Corporation and to a director. Unless otherwise noted, it is management’s opinion that the Corporation is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying value, unless otherwise noted.

TERRA NOSTRA TECHNOLOGY LTD.

(FORMERLY KNOWN AS TERRA NOSTRA RESOURCES LTD.)

(A Development Stage Corporation)

Notes to the consolidated financial statements

DECEMBER 31, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

2. RECEIVABLE	2004	2003
	$	$

Trade	---	4,122

	---	4,122

3. CAPITAL ASSETS			2004	2003
	Cost	Accumulated	Net book	Net book
		Depreciation	Value	Value
	$	$	$	$

Office furniture	7,484	2,116	5,368	9,990
Production equipment	---	---	---	77,170

	7,484	2,116	5,368	87,070

4. ACCOUNTS PAYABLE	2004	2003
	$	$

Trade	390,645	298,415
Wages and fringe benefits	16,780	26,801
Sales tax	(3,498)	(13,866)

	403,927	311,350

5.

STOCKHOLDERS’ EQUITY

The Corporation is authorized to issue 100 million shares of common stock at a par value of $0.001 and had 30,822,349 shares of common stock issued and outstanding as of December 31, 2004 and 30,758,727 shares of common stock issued and outstanding as of December 31, 2003, including a total of 643,256 warrants exercisable at $4.00 and 643,256 warrants exercisable at $5.00 expiring on September 15, 2005.

6.

INCOME TAXES

The Corporation accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in

TERRA NOSTRA RESOURCES CORP.

(FORMERLY KNOWN AS TERRA NOSTRA TECHNOLOGY LTD.)

(A Development Stage Corporation)

Notes to the consolidated financial statements

DECEMBER 31, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

6.

INCOME TAXES (CONTINUED)

income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the fact that the Corporation did not have any material operations for the three years period.

The income taxes were calculated at the statutory rates of the federal and state franchise tax authorities.

The Corporation has incurred losses that can be carried forward to offset future earnings of condition of the Internal Revenue Codes are met.

7.

RELATED PARTY TRANSACTIONS

On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc., (“Quebec Inc.”) in settlement of a dispute between the Corporation and Quebec Inc.  Under the terms of the Share Exchange Agreement, the Corporation was to form a wholly owned subsidiary (CCIP2) to acquire all of the assets and liabilities of Corporation CCIP and distribute the shares of CCIP2 to the Corporation’s stockholders.  Quebec Inc. was to return to the Corporation 14,586,000 shares of the Corporation’s common stock and be responsible for drafting of an information statement regarding the spin-off.  Louis Nadeau, Marc Fournier and Philippe Lamontagne resigned as officers and directors of the Corporation at the time of the Share Exchange Agreement.  During July 2004 the parties entered into an Amendment to the Share Exchange Agreement, whereby certain provision of the Share Exchange Agreement were modified.  The parties agreed that the shares of CCIP would not be delivered to the shareholders of the Corporation in a spin-off but rather that they would be delivered to Quebec Inc. in exchange for 14,588,667 shares of the Corporation’s common stock to be delivered to the Corporation by Quebec Inc. prior thereto.  The Corporation also agreed to the cancellation of a debt owed to it by CCIP or its director in the amount of $36,939.  The parties agreed that the effective date to the amendment was April 1, 2004.

During the year ended December 31, 2004, the following expenses and fees were either  paid or accrued by directors, officers and companies controlled by directors and/or officers.

Expenses	$CDN	$US

General Office Expenses	4,562.14 $	3,789.31 $
Communications	15,777.39 $	13,104.70 $
Professional Services	30,541.50 $	25,367.77 $
Rent	36,127.27 $	30,007.31 $
Travel & Representation	10,759.46 $	8,936.81 $
Shareholder info.	499.13 $	414.58 $
Courier Services & Mail	275.73 $	229.02 $
Insurances	315.00 $	261.64 $
Taxes & Permits	130.10 $	108.06 $

	98,987.71 $	82,219.19 $
Management Fees		140,000.00 $

Total		222,219.19 $

TERRA NOSTRA RESOURCES CORP.

(FORMERLY KNOWN AS TERRA NOSTRA TECHNOLOGY LTD.)

(A Development Stage Corporation)

Notes to the consolidated financial statements

DECEMBER 31, 2004 AND DECEMBER 31, 2003

(EXPRESSED IN U.S. DOLLARS)

8.

SUBSEQUENT EVENTS

On December 11, 2004, Terra Nostra entered into a Joint Venture Contract with Shandong Jinpeng Copper Co. Ltd., a private corporation (“SJCC”), for the creation of a new joint venture Corporation under the Laws of the People’s Republic of China on Joint Ventures Using Chinese and Foreign Investment. Pursuant to this Joint Venture Contract, SJCC and its affiliated companies, Shandong Jinwang Copper Co., Shandong Quanxin Stainless Steel Co., Zouping Jinwang Copper Co. and Zouping Regenerated Resources Co. Ltd.  will be contributing certain fixed assets, including equipment, buildings, production lines, property use and other fixed assets of the companies to  the joint venture Corporation in exchange for 49% ownership of the joint venture Corporation and Terra Nostra will be contributing funds in the amount of US $1 million in exchange for 51% of the joint venture Corporation.   The Company released U.S. $1 million to the joint venture company on April 5, 2004 to be held subject to confirmation by the governing authority that the assets have been transferred to the joint  venture companies..

In connection with entering into the Joint Venture Contract, Terra Nostra also entered into an Acquisition Agreement with RTO Investments Corp., a Bahamian corporation (“RTO”). RTO had previously entered into a joint venture contract with SJCC. RTO entered into the Acquisition Agreement with Terra Nostra in contemplation of the mutual termination of the joint venture agreement between RTO and SJCC, in exchange for 38 million shares of Terra Nostra common stock. The termination of the joint venture agreement between RTO and SJCC was effected on December 10, 2004.  RTO and Terra Nostra reached a verbal agreement to amend the Acquisition Agreement whereby the parties agreed that Terra Nostra would issue a total of 35 million shares to RTO.  The 35 million shares were issued subsequent to the year end and placed in trust with the Company’s legal counsel to be released on closing of the Acquisition Agreement.

On January 10, 2005, the Company effected a reverse split of its shares on the basis on one share for every ten shares held.

.

On March 31, 2005, the Company divested itself of BioIntegra, Inc. which had been the Company’s sole operating subsidiary.  Under the terms of the divestiture agreement, the debt of Biointegra Inc. in the amount of $98,181 as at March 31, 2005 was  assigned  to Quattro Investments Ltd.  Further terms of the agreement call for the transfer of the Biointegra Inc. shares held by the Corporation to Quattro Investments Ltd. and the assignment of a certain  Note Receivable in the amount of $250,000 due to the Corporation being transferred to Biointegra Inc. in exchange for 250,000 preferred shares of Biointegra Inc.  The 500,000 common shares of the Corporation which were issued pursuant to the Note Receivable are transferred to Quattro Investments Ltd. as further consideration for Quattro Investments Ltd. agreement to provide funding for ongoing operations to Biointegra Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 23, 2003, the Board of Directors of Terra Nostra Technology Ltd (the "Corporation") dismissed Stan J.H. Lee the Corporation's independent auditors.  Stan J.H. Lee audited the Corporation's consolidated financial statements for our two most recent fiscal years ended December 31, 2002.

The report of Stan J.H. Lee for our two most recent fiscal years ended December 31, 2002 was not qualified or modified as to audit scope or accounting principles. However, such report did contain a modification with regards to the entity's ability to continue as a going concern.

During our two most recent fiscal years ended December 31, 2002,  and during the interim period up through March 23, 2003,  there were (1) no disagreements between the Corporation and Stan J.H. Lee on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure; (2) no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B promulgated by the Securities and Exchange Commission ("Regulation S-B"); and (3) no matters identified by Stan J.H. Lee involving our internal control structure or operations which was considered to be material weakness.

Stan J.H. Lee reviewed this Form 8-K with respect to the aforesaid disclosure and was provided the opportunity to furnish a letter with respect thereto.  We have included this letter as an exhibit to this form 8-K.

On March 23, 2004, the Board of Directors of the Corporation appointed Schwartz Levitsky Feldman Inc as the Corporation's new independent accountants.

During its the  two recent fiscal years ended December 31, 2003, the Corporation did not consult with Schwartz Levitsky Feldman Inc regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did the Corporation consult with Schwartz Levitsky Feldman Inc with respect to any accounting disagreement or any reportable event as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) The following table sets forth the names and ages of all directors and executive officers of Terra Nostra as of April 5, 2005, indicating all positions and offices with Terra Nostra held by each such person:

Name	Age	Title and Position Held
Donald Charles Nicholson	38	President/Secretary, Member of the Board of Directors
Don Burrell	50	Member of the Board of Directors

The members of Terra Nostra's Board of Directors are elected by the holders of Terra Nostra's common stock. Cumulative voting for directors is not permitted. The Corporation held it’s last Annual Shareholders' Meeting on November 7, 2003.  The term of office of directors of Terra Nostra ends at the next annual meeting of Terra Nostra's shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in Terra Nostra's bylaws to be held on a date as fixed from time to time by the Board of Directors. The term of office of each officer of Terra Nostra ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. No organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of Terra Nostra.

Mr. Donald Charles Nicholson –  President/Secretary, Member of the Board of Directors.

 Mr. Nicholson  joined the Board of Directors of Terra Nostra on April 5, 2005 and became the Corporation's President and Secretary on April 5, 2005.  Mr. Nicholson graduated from the University of British Columbia with a Bachelor of Commerce degree in 1991, specializing in Organizational Behavior and Human Resources.  Mr. Nicholson started out with the University of British Colombia as a divisional manager for two years.  Subsequently, in 1993, Mr. Nicholson formed an independent consulting company that successfully provided a range of project development and management services to a diverse world-wide clientele. Through this company, he formed a number of strategic partnerships and built an extensive support network of professionals and corporate entities both locally and throughout North America, Europe and the Far East.  In 2001, after having been a key consultant to B-Tech S.A., a bicycle manufacturing company, for a number of years, Mr. Nicholson relocated to Greece to join B-Tech in a full-time capacity.  His role as Vice President of Operations involved direct supervision of an office and production staff of 45, business process re-engineering to further the technological evolution of the company, ISO implementation, and direct involvement in obtaining additional corporate financing. Mr. Nicholson left B-Tech S.A. in September  of 2003.

Mr. Donald George Burrell, BComm, LLB – Director

Mr. Burrell joined the Board of Directors on April 5, 2005.  Since January, 1999, Mr. Burrell has been an associate with Lindsay Kenney, a west coast law firm providing legal services to local, regional, and international clients, with a current complement of over 50 lawyers.  Mr. Burrell has a solicitor’s practice with an emphasis on corporate and business law, commercial lending, commercial leasing, and real estate. His clients include individuals, small to mid-sized businesses and closely-held corporations, as well as various lenders and lending institutions.  Additional professional experience includes senior management positions with the Real Estate Division of the Faculty of Commerce and Business Administration at the University of British Columbia.  Mr. Burrell attended the University of British Columbia earning a Bachelor of Commerce degree in 1980 and a Bachelor of Laws degree in 1981. He was admitted to the British Columbia Bar in 1982. Mr. Burrell has also earned a Diploma in Urban Land Economics from the Faculty of Commerce and Business Administration at the University of British Columbia.

The Board of Directors of Terra Nostra Resources Corp. presently has no audit committee. The term of office for each director is one (1) year, or until his/her successor is elected at Terra Nostra's annual meeting and qualified. The term of office for each officer of Terra Nostra is at the pleasure of the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Donald Nicholson	President, Secretary and Member of the Board of Directors	N/A	N/A	N/A
Donald G. Burrell	Member of the Board of Directors	N/A	N/A	N/A

As of the date of this report, the Corporation has not adopted a code of ethics that applies to is principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Corporation had intended to prepare such a code of ethics and present it to its Board of Directors for adoption during the second quarter of fiscal year 2004, however while it prepared plans for review, it did not complete the planned adoption of a code of ethics.  The Corporation has targeted the second quarter of fiscal year 2005 to review and finalize the adoption of a code of ethics.   Upon adoption, the Corporation will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the year ending December 31, 2005 and post it on its website.

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

Annual Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation Stock	Restricted Stock Award ($)	Securities Underlying Options/Sirs (#)	LTIP	Other
Clifford L. Winsor, President and Director	2002	$0	0	0	0	0	0	0

Regis Bosse, President and Director	2002	$0	0	0	0	0	0	0
Regis Bosse, President and Director	2003	$60,000(1)	0	0	0	0	0	0
Regis Bosse, President and Director	2004	$60,000(1)	0	0	0	0	0	0

(1)

All of the salary owing to Mr. Bosse as at December 31, 2004 was  accrued to  be paid at the direction of the Board of Directors.

There were no stock options granted to officers or directors of the Corporation during the fiscal year ended December 31, 2004.

Terra Nostra did not pay any compensation services to directors during the fiscal year ended December 31, 2004. Terra Nostra presently has no plans to compensate its directors.

OPTIONS

There are no stock options outstanding as at the date of this report.

STOCK OPTION AND STOCK AWARD PLANS

At the annual general meeting of the Corporation held on November 7, 2003, the shareholders approved a stock option and stock award plan to allow the Corporation to attract new directors, officers and employees with unsatisfactory to assist the Corporation in its growth plans.  The total number of shares authorized under the plan are 200,000 shares.  Members of the Corporation’s Board of Directors will be eligible, as a group, for no more than 25% of the shares authorized under the plan and executive officers will be eligible, as a group, for no more than 25% of the shares authorized under the plan.  The plan will terminate on April 15, 2013.  The options and awards will be granted at the direction of the Board of Directors.  Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 110% of the trading price of the common shares at the date of the grant.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 11, 2005, with respect to the beneficial ownership of Terra Nostra's common stock by each person known by Terra Nostra to be the beneficial owner of more than 5% of the outstanding common stock, by each of Terra Nostra's officers and directors, and by the officers and directors of Terra Nostra as a group.  As of such date, 40,074,087 shares were issued and outstanding. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	RTO Investments Ltd. , (1) Ansbacher House, P.O. Box N-7768 Nassau, Bahamas	35,000,000	87.34%

(1)

(2)

The shareholders of RTO Investments Ltd. are the Po Family Trust and the signing authority is  Sun Liu James Po.  These shares have not yet been released to RTO Investments Ltd. and RTO under the terms of the acquisition agreement may designate the shares to RTO or its assigns.

The following sets forth information with respect to Terra Nostra's Common Stock beneficially owned by each Officer and Director and by all Directors and Officers as a group.

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Donald C. Nicholson, President/Secretary, Director Suite 1000, 1166 Alberni Street, Vancouver, British Columbia, Canada V6E 3Z3	-0-	0%
Common	Donald G. Burrell, Director Suite 400, 20033 64th Ave, Langely, British Columbia, Canada V2Y 1M9	-0-	-0%-
Common shares held by directors and officers as a group		-0-	0%

CHANGES OF CONTROL

Pursuant to our agreement with RTO Investments Ltd., we have issued 35 million shares of common stock to RTO, which are held in trust pending completion of the acquisition of the joint venture companies and transfer of assets.  Delivery of these shares will result in a change of control of Terra Nostra.

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

On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc., (“Quebec Inc.”) in settlement of a dispute between the Corporation and Quebec Inc.  Under the terms of the Share Exchange Agreement, the Corporation was to form a wholly owned subsidiary (CCIP2) to acquire all of the assets and liabilities of Corporation CCIP and distribute the shares of CCIP2 to the Corporation’s stockholders.  Quebec Inc. was to return to the Corporation 14,586,000 shares of the Corporation’s common stock and be responsible for drafting of an information statement regarding the spin-off.  Messrs Louis Nadeau, Marc Fournier and Philippe Lamontagne were directors at the time of the execution of the Share Exchange Agreement. During July 2004 the parties entered into an Amendment to the Share Exchange Agreement, whereby certain provision of the Share Exchange Agreement were modified.  The parties agreed that the shares of CCIP would not be delivered to the shareholders of the Corporation in a spin-off but rather that they would be delivered to Quebec Inc. in exchange for 14,588,667 shares of the Corporation’s common stock to be delivered to the Corporation by Quebec Inc. prior thereto.  The Corporation also agreed to the cancellation of a debt owed to it by CCIP or its director in the amount of $36,939.  The parties agreed that the effective date to the amendment was April 1, 2004.

ITEM 13. EXHIBITS

Exhibits:

3.3	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.4	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.5	Certificate of Amendment	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.6	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
4.7	Form of Common Stock Specimen	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.1	General Conveyance Agreement dated September 1, 1996, by and between the Corporation and Buccaneer Holdings Inc., a Belize corporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB, Amendment No. 2, filed with the SEC on May 16, 2002, file number 000- 49631.
10.2	Purchase and Sale Agreement between FACT Corporation and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on August 26, 2002.
10.3	Share Exchange Agreement between the Corporation and 9126 2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on March 26, 2003.
10.4	Disposition agreement between FACT Corporation and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on November 12, 2003.
10.5	Share Purchase Agreement between the Corporation and Sylvia Todrova dated September 1, 2003	Incorporated by reference to the Exhibits attached to the Corporation’s 10KSB filed with the SEC on April 14, 2004.

10.6	Share Exchange Agreement between the Corporation and 91262238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10KSB filed with the SEC on April 14, 2004.
10.7	Amendment to the Share Exchange Agreement between the Corporation and 9126 2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on August 19, 2004.
10.8	Acquisition Agreement Between RTO Investments Ltd., a Bahamas company and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on December 10, 2004.

31	Section 302 Certification- Principal Executive Officer and Principal Accounting Officer.	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Corporation for professional services rendered by the Corporation's principal accountant, for the year ended December31, 2003 and December 31, 2002:

Services	2004	2003
Audit fees	$5,000	$6,500
Audit related fees	$5,000	$1,000
Tax fees	-0-	-0-
Total fees	$10,000	$7,500

Audit fees consist of fees for the audit of the Corporation's annual financial statements or the financial statements of the Corporation’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Corporation's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA RESOURCES CORP.

By:  /s/ Donald Nicholson

Name:  Donald Nicholson
Title: President. Principal Executive

Date:  April 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Donald Nicholson

Name:  Donald Nicholson
Title: President and Member of the Board of Directors
Date:  April 14, 2005

By:  /s/ Donald Burrell
Name:  Donald Burrell
Title: Member of the Board of Directors
Date: April 14, 2005