Form 10QSB
period 2005-03-31
TERRA NOSTRA RESOURCES CORP.
filed 2005-05-23
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934:   March 31, 2005

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 0-17232

TERRA NOSTRA RESOURCES CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	86-0875500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1000, 1166 Alberni St.,

Vancouver, British Columbia, Canada V6E 3Z3

(Address of principal executive offices)

(604) 694-1110

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

40,074,087 shares of common stock, $0.001 par value, as of May 9, 2005

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Financial Statements for December 31, 2004 filed on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Consolidated Financial Statements

March 31, 2005

Balance Sheet	F-2
Consolidated Statement of Operations	F-3
Consolidated Cash Flow Statement	F-4
Notes to the Consolidated Financial Statements	F-5 to F-11

TERRA NOSTRA RESOURCES CORP

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(EXPRESSED IN U.S DOLLARS)

AS AT MARCH 31, 2005 AND DECEMBER 31, 2004

	Notes	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
		$	$
Assets

Current
Cash		875,487	3,539
Note Receivable		---	250,000
Income Taxes		---	84,196
Prepaid Expenses		337	602
Investment		285,000	-

		1,160,824	338,337

Capital assets	2	---	5,368

		1,160,824	343,705
Liabilities

Current
Accounts payable	3	153,697	403,927
Accounts payable (related party)		---	420,083

		153,697	824,010

Stockholders’ Equity

Common Stock		11,316,593	9,701,726
Comprehensive loss		(70,116)	(67,589)
Accumulated deficit		(10,239,350)	(10,114,442)

Total Stockholders’ Equity		1,007,127	(480,305)

Total Liabilities and Stockholders’ Equity		1,160,824	343,705

TERRA NOSTRA RESOURCES CORP.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

(EXPRESSED IN U.S. DOLLARS)

FOR THE THREE MONTHS ENDING MARCH 31, 2005 AND 2004

AND FROM INCEPTION TO MARCH 31, 2005

	Three Months ended March 31, 2005 (Unaudited)	Three Months ended March 31, 2004 (Unaudited)	From Inception (February 7, 1994) through March 31, 2005
	$	$	$

Sales and other revenue

Sales	---	21,807	103,744
Grant	---	---	8,486
Gain on disposition	---	---	4,484
Petroleum & natural gas (net of royalties)	---	---	32,640
Less:
Related costs (including depletion and impairment)	---	---	(69,597)

	---	21,807	79,757

Operating expenses

Goodwill	---	---	8,954,008
Professional fees	11,623	18,775	163,112
Consulting fees	---	993	354,181
Write off loan receivable	---	---	7,056
Research and Development	7,068	--	84,748
Other expenses	114,239	61,475	711,266
Loss (Gain) on disposition of subsidiary	(8,022)	---	44,736

	124,908	81,243	10,319,107

(Net loss)	(124,908)	(59,436)	(10,239,350)

Net (Loss) per common share basic and diluted	(0.005)	(0.002)	(0.3704)

Weighted Average number of common shares	27,619,325	30,758,727	27,619,325

Diluted	28,190,106	32,045,239	28,190,106

TERRA NOSTRA RESOURCES CORP.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN U.S. DOLLARS)

FOR THE THREE MONTHS ENDING MARCH 31, 2005 AND 2004

AND FROM INCEPTION TO MARCH 31, 2005

	Three Months ended March 31, 2005 (Unaudited)	Three Months ended March 31, 2004 (Unaudited)	From Inception (February 7, 1994) through March 31, 2005
	$	$	$
Operating activities
(Net loss)	(124,908)	(59,436)	(10,239,350)
Adjustments for:
Depreciation expense	297	5,426	88,194
Gain on disposal of assets	---	---	(4,484)
Writedown of goodwill	---	---	8,954,008
Changes in operating assets and liabilities:
Accounts receivable	---	426	15,347
Income taxes	84,196	(3,268)	---
Advance to a director	---	5,322	(3,423)
Prepaid expenses	265	5,888	15,083
Accounts payable and accrued expenses	(670,313)	43,678	390,346
Deferred income	---	(81)	(19,241)
Accrued expenses	---	---	(3,000)

Net cash flow from operating activities	(710,463)	(2,045)	(806,520)

Investing Activities
Disposition of fixed assets (net)	5,071	---	82,407
Acquisition of fixed assets (net)	---	---	(59,939)
Research and development (net of I.T.C)	---	(3,632)	---
Investment	(285,000)	---	(285,000)

	(279,929)	(3,632)	(262,532)
Financing activities
Issue of common stock	1,614,867	---	1,774,405
Cancellation of stock issue	---	---	(10,000)
Shareholder’s loan	---	---	250
Note receivable	250,000	---	250,000
	1,864,867	---	2,014,655

Effects of exchange rates on cash	(2,527)	778	(70,116)

Cash increase (Decrease)	871,948	(4,899)	875,487

Cash Beginning of Period	3,539	5,032	---

Cash, end of period	875,487	133	875,487

TERRA NOSTRA RESOURCES CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

The balance sheet for March 31, 2005 as presented does not include financial information relating to the Company’s wholly owned subsidiary Bio-Integra, Inc. which was disposed of as at March 31, 2005.  The statements of operations and the statements of cash flows include the financial information relating to Bio Integra for the period to March 31, 2005 and March 31, 2004. All significant inter-Company accounts and transactions have been eliminated.

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

On March 26, 2003, the Company entered into a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares of capital stock of Company CCIP Inc., a private Quebec, Canada Company (“CCIP”).  Under the terms of the acquisition, 15,000,000 common shares of the Corporation’s Stock were issued to the stockholders of CCIP for a value of $9,000,000 ($0.60 per share).  The issuance and delivery of the Corporation’s shares pursuant to the acquisition took place on April 7, 2003.

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

TERRA NOSTRA RESOURCES CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(EXPRESSED IN U.S. DOLLARS)

ORGANIZATION AND OPERATIONS (CONTINUED)

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

On March 30, 2004, the Corporation entered into a Share Exchange Agreement with 9126-9338 Quebec Inc., (“Quebec Inc.”) in settlement of a dispute between the Corporation and Quebec Inc.  Under the terms of the Share Exchange Agreement, the Corporation was to form a wholly owned subsidiary (CCIP2) to acquire all of the assets and liabilities of CCIP and distribute the shares of CCIP2 to the Corporation’s stockholders.  Quebec Inc. was to return to the Corporation 14,586,000 shares of the Corporation’s common stock and be responsible for drafting of an information statement regarding the spin-off.  Louis Nadeau, Marc Fournier and Philippe Lamontagne resigned as officers and directors of the Corporation at the time of the Share Exchange Agreement.  During July 2004 the parties entered into an Amendment to the Share Exchange Agreement, whereby certain provision of the Share Exchange Agreement were modified.  The parties agreed that the shares of CCIP would not be delivered to the shareholders of the Corporation in a spin-off but rather that they would be delivered to Quebec Inc. in exchange for 14,588,667 shares of the Corporation’s common stock to be delivered to the Corporation by Quebec Inc. prior thereto.  The Corporation also agreed to the cancellation of a debt owed to it by CCIP or its director in the amount of $36,939.  The parties agreed that the effective date to the amendment was April 1, 2004.

On December 11, 2004, further to an agreement with RTO Investments Ltd. (the “Acquisition Agreement”) to waive any rights to a joint venture agreement with Shandong Jinpeng Copper Co. Ltd. in exchange for the issuance of 35,000,000 shares of common stock of the Corporation, the Corporation entered into a Joint Venture Contract with Shandong Jinpeng Copper Co. Ltd., a private corporation (“SJCC”), for the creation of a new joint venture Corporation under the Laws of the People’s Republic of China on Joint Ventures Using Chinese and Foreign Investment. Pursuant to this Joint Venture Contract, SJCC and its affiliated companies, Shandong Jinwang Copper Co., Shandong Quanxin Stainless Steel Co., Zouping Jinwang Copper Co. and Zouping Regenerated Resources Co. Ltd.  will be contributing certain fixed assets, including equipment, buildings, production lines, property use and other fixed assets of the companies to  the joint venture Corporation in exchange for 49% ownership of the joint venture Corporation and the Corporation will be contributing funds in the amount of US $1 million in exchange for 51% of the joint venture Corporation.

Under the terms of the Acquisition Agreement, Terra Nostra  had an obligation to complete the following prior to the closing: (a) conduct a reverse split of its outstanding shares of common stock on a basis of 10:1 which was completed on January 20, 2005; and (b) subsequent to the reverse split, issue 1.7 million shares of common stock to Terra Nostra’s creditors to settle the majority of Terra Nostra’s  existing debt. The 1,700,000 shares were  issued on  February 2, 2005, subsequent to the reverse split (c) issue a total of 35,000,000 shares to RTO Investments Ltd. to be delivered at closing.    As part of this transaction, the Corporation agreed to pay a finders fee of 1,458,600 shares to Ocean Exploration Ltd., a corporation which introduced RTO to the Terra Nostra and was instrumental in finalizing the agreements relating to the joint venture.   These shares will be issued to Ocean Exploration Ltd. from  the shares received back by the Corporation for the cancellation of the transaction with CCIP.

TERRA NOSTRA RESOURCES CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(EXPRESSED IN U.S. DOLLARS)

ORGANIZATION AND OPERATIONS (CONTINUED)

On January 20, 2005, the Corporation changed its name to Terra Nostra Resources, Corp.

On February 15, 2005, the Company accepted subscriptions for 291,833 units of common stock at $3.00 per unit to raise a total of $875,499, each unit consisting of one share of common stock and a warrant to purchase an additional share of common stock at $5.00 per share on or before March 1, 2006.  The subscriptions were received pursuant to a $2,000,000 private placement offering being undertaken by the Company.  The Company will pay a finders fee of $87,500 in connection with the funds raised.  The finders fee is included in accounts payable as at March 31, 2005.

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

TERRA NOSTRA RESOURCES CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(EXPRESSED IN U.S. DOLLARS)

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

2. CAPITAL ASSETS			2005	2004
	Cost	Accumulated	Net book	Net book
		Depreciation	Value	Value
	$	$	$	$

Office furniture	---	---	---	5,368

	---	---	---	5,368

The Company has written off all of its capital assets as at the divestiture of Biointegra, Inc.

3. ACCOUNTS PAYABLE	2005	2004
	$	$

Trade	159,883	390,645
Wages and fringe benefits	---	16,780
Sales tax	(6,186)	(3,498)

	153,697	311,350

TERRA NOSTRA RESOURCES CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(EXPRESSED IN U.S. DOLLARS)

4.

STOCKHOLDERS’ EQUITY

The Corporation is authorized to issue 100 million shares of common stock at a par value of $0.001 and had 40,074,087 shares of common stock issued and outstanding as of March 31, 2005 including a total of 64,326 warrants exercisable at $4.00, 64,326 warrants exercisable at $5.00 expiring on September 15, 2005 and 291,833 warrants exercisable at $5.00 expiring February 15, 2006.

5.

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

6.  RELATED PARTY TRANSACTIONS

On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc., (“Quebec Inc.”) in settlement of a dispute between the Corporation and Quebec Inc.  Under the terms of the Share Exchange Agreement, the Corporation was to form a wholly owned subsidiary (CCIP2) to acquire all of the assets and liabilities of CCIP and distribute the shares of CCIP2 to the Corporation’s stockholders.  Quebec Inc. was to return to the Corporation 14,586,000 shares of the Corporation’s common stock and be responsible for drafting of an information statement regarding the spin-off.  Louis Nadeau, Marc Fournier and Philippe Lamontagne resigned as officers and directors of the Corporation at the time of the Share Exchange Agreement.  During July 2004 the parties entered into an Amendment to the Share Exchange Agreement, whereby certain provision of the Share Exchange Agreement were modified.  The parties agreed that the shares of CCIP would not be delivered to the shareholders of the Corporation in a spin-off but rather that they would be delivered to Quebec Inc. in exchange for 14,588,667 shares of the Corporation’s common stock to be delivered to the Corporation by Quebec Inc. prior thereto.  The Corporation also agreed to the cancellation of a debt owed to it by CCIP or its director in the amount of $36,939.  The parties agreed that the effective date to the amendment was April 1, 2004.

TERRA NOSTRA RESOURCES CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(EXPRESSED IN U.S. DOLLARS)

6.  RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended March 31, 2005, the following expenses and fees were either  paid or accrued by directors, officers and companies controlled by directors and/or officers.

Expenses	$CDN	$US

General Office Expenses	1,353.70	1104.36
Communications	3,983.70	3,249.93
Professional Services	14,287.80	11,623.45
Rent	13,972.85	11,399.15
Travel & Representation	5,216.34	4,255.53
Shareholder info.	3,635.69	2,966.02
Courier Services & Mail	112.39	91.69
Insurances	448.71	366.06
Taxes & Permits	2,402.65	1,960.10

TOTAL	45,373.83	37,016.29

7.

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

In connection with entering into the Joint Venture Contract, Terra Nostra also entered into an Acquisition Agreement with RTO Investments Corp., a Bahamian corporation (“RTO”). RTO had previously entered into a joint venture contract with SJCC. RTO entered into the Acquisition Agreement with Terra Nostra in contemplation of the mutual termination of the joint venture agreement between RTO and SJCC, in exchange for 38 million shares of Terra Nostra common stock. The termination of the joint venture agreement between RTO and SJCC was effected on December 10, 2004.  RTO and Terra Nostra reached a verbal agreement to amend the Acquisition Agreement whereby the parties agreed that Terra Nostra would issue a total of 35 million shares to RTO.  The 35 million shares were issued subsequent to the year end and placed in trust with the Company’s legal counsel to be released on closing of the Acquisition Agreement.  On April 5, 2005, the Company released the  35,000,000 shares to RTO and its assigns, which effected a change of control of the Company.

TERRA NOSTRA RESOURCES CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(EXPRESSED IN U.S. DOLLARS)

7.

SUBSEQUENT EVENTS (CONTINUED)

On April 5, 2005, all of the then current directors and officers of the Company resigned and  appointed Mr. Donald Nicholson and Mr. Donald Burrell to the Board of Directors.  Mr. Donald Nicholson was appointed President and Secretary of the Company at that time.

On May 9, 2005, the Company filed an S-8 registration statement pursuant to  the Company’s stock option and stock award plan approved by the Board of Directors registering a total of  4,000,000 common shares under the plan.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION

As of March 31, 2005, the Company had total assets of $1,160,824 and $343,705 in total assets as of December 31, 2004.  $875,499 of the increase in assets is cash raised from the sale of shares under a private placement, $35,000 is due the issuance of 35,000,000 shares pursuant to the joint venture with Shandong Jinpeng Copper Co., and $250,000 is due to the acquisition of preferred shares of Biointegra, Inc. pursuant to a disposition agreement with Biointegra, Inc. The Company’s cash and cash equivalents increased from $3,539 on December 31, 2004 to $875,487 on March 31, 2005 due to an equity financing.  The Company had accounts payable of $824,010 on December 31, 2004 as compared to accounts payable of $153,697 as at March 31, 2005.  The reduction in accounts payable is due to a debt settlement by way of the issuance of shares to the creditors which was undertaken by the Company during the quarter ended March 31, 2005.

RESULTS OF OPERATIONS

Revenues

Terra Nostra did not earn any revenues for the three months ended March 31, 2005 and earned revenues of $21,807 for the three months ended March 31, 2004. The only revenues derived during the three months ended 2004 were from the operations of CCIP.  The Company divested its interests in CCIP during the fiscal year ended December 31, 2004 and therefore did not earn any revenues from the operations of CCIP during the quarter ended March 31, 2005.   The Company’s remaining wholly owned subsidiary, Biointegra was in the development stage and did not generate any revenues.  The Company disposed of the shares of Biointegra and certain debt and a receivable on the balance sheet on March 31, 2005 and received a total of 250,000 preferred shares of Biointegra, Inc. pursuant to the disposition agreement.

Expenses

Statement of Operations Data:

	THREE MONTH PERIOD ENDED MARCH 31, 2005	THREE MONTH PERIOD ENDED MARCH 31, 2004
Net Sales	$0	$21,807
Loss from operations	$(132,930)	$(81,243)
Gain from disposal of Assets	$8,022	$0
Net loss	$(124,908)	$(59,436)
Net loss per common share	$(0.005)	$(0.002)
Weighted average number of common shares outstanding, basic	27,619,325	30,758,727

During the three months ended March 31, 2005 and 2004, we incurred operating expenses of $124,908 and $81,243 respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED MARCH 31, 2005	THREE MONTH PERIOD ENDED MARCH 31, 2004
Professional fees	$11,623	$18,775
Consulting fees	$0	$993
Loss (Gain) on disposition of subsidiary	$(8,022)	$0
Other administrative expenses	$114,239	$61,475
Research and development	$7,068	$0
TOTAL	$124,908	$81,243

Other administrative expenses increased during the first three months of 2005, compared to the same period in 2004 due to finders fees in the amount of $87,500 relating to an equity financing the Company is completing. Professional fees have decreased due to a reduction in legal fees for the three-month period ended March 31, 2005 from its legal counsel.   The Company recognized a gain on disposition of its wholly owned subsidiary, Biointegra, Inc. and expended $7,068 for research and development during the quarter ended March 31, 2005 as compared to no funds expended for research and development during the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005 we had cash of $875,487 and working capital of $1,007,127 compared to cash of $3,539 and working capital deficit of $485,673 at December 2004.  The increase in working capital is due primarily to an equity financing presently being undertaken by the Company to raise a total of $2,000,000 for operations.  As at March 31, 2005 the Company had raised a total of $875,499 from subscribers to the private placement.

Funds used in operations for the first three months of 2005 were $124,908 as compared to funds used in operations of $81,243 for the first three months of 2004.  The difference was due to an increase in expenses for the quarter ended March 31, 2005 mainly due to a finders fee in the amount of $87,500 payable for funds raised under a private placement offering being undertaken by the Company.

At present, based on current operations, we do not have sufficient cash and liquid assets to satisfy our cash requirements on a monthly basis.  Should we close on the acquisition of the Chinese joint venture companies the Corporation will require approximately $2,000,000 to cover its anticipated overhead and operational needs for the upcoming twelve month period.  The Corporation presently has forwarded to  the Chinese joint venture companies the amount of  $1,000,000 from funds raised under the private which the Company is presently conducting to raise a total of $2,000,000.   The $1,000,000 which was advanced is to be released subject to confirmation by the governing authority that the assets have been transferred to the Chinese joint venture companies. Should the Chinese joint venture close the Corporation expects to be in immediate cash flow from the operations of the joint venture Corporation and operations of the joint venture companies will be funded from cash flow.   The Corporation will still require funding for its operations as it cannot determine at this time what funds from the operations of the joint venture companies would be available for the operations of Terra Nostra Resources Corp.   The Corporation expects that the remaining $1,000,000 to be raised from the $2,000,000 private placement presently being completed will be sufficient to fund its operations for the upcoming twelve month period. There can be no assurance that the Corporation will raise the required capital to funds its operations or  that the joint venture will close and that the Company will be able to fund its operations from the cash flow of the joint venture.

FINANCING ACTIVITIES

On  February 2, 2005, the Corporation issued a total of 1,700,000 common shares in settlement of $704,368 of debt on the balance sheet of the Corporation.

The Company has undertaken to raise a total of $2,000,000 by way of a units private placement at $3.00 per unit, each unit consisting of one common share and a one year warrant to purchase an additional common share at $5.00

per share.   As of March 31, 2005, the Company had accepted subscriptions for 291,833 units to raise a total of $875,499.

ITEM 3 - CONTROLS AND PROCEDURES

The Company's executive officers, Mr. Regis Bosse, who serves as the Company's principal executive officer and Mr. Daniel Julien, the Company’s principal accounting officer, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Bosse and Mr. Julien.  Mr. Bosse and Mr. Julien have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005 (the “Evaluation Date”).

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

As there was a change in control of the Company subsequent to the operations reported in this interim financial period, Mr. Bosse and Mr. Julien have both taken responsibility for the disclosure as of the Evaluation Date.  Relying on that representation, the present management has executed this report to be filed on Form 10-QSB.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

On February 2, 2005, the Corporation issued a total of 1,700,000 shares of common stock to settle debt with Buccaneer Holdings Inc., a company incorporated pursuant to the laws of Belize, Central America.

During the quarter ended March 31, 2005, the Company issued 291,833 units of common stock, at a price of $3.00 per unit.  Each unit consisted of one share and one warrant to purchase an additional common share at $5.00 for a period of one year.  The units of common stock were distributed by the Company only to accredited investors.  The Company has agreed to pay a finders fee of 10% on the placement.

The Company distributed a total of 23,000 units to accredited investors in the United States and a total of 268,833 units to investors residing outside of the United States.

Each of the aforementioned issuances of securities to accredited investors in the United States were exempt from registration pursuant to Rule 506 of Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

Each of the aforementioned issuances of securities to non-U.S. investors was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.

OTHER INFORMATION

Not applicable

ITEM 6.

EXHIBITS

3.3	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.4	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.5	Certificate of Amendment	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.6	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
4.7	Form of Common Stock Specimen	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.1	General Conveyance Agreement dated September 1, 1996, by and between the Corporation and Buccaneer Holdings Inc., a Belize corporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB, Amendment No. 2, filed with the SEC on May 16, 2002, file number 000- 49631.

10.2	Purchase and Sale Agreement between FACT Corporation and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on August 26, 2002.
10.3	Share Exchange Agreement between the Corporation and 9126 2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on March 26, 2003.
10.4	Disposition agreement between FACT Corporation and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on November 12, 2003.
10.5	Share Purchase Agreement between the Corporation and Sylvia Todrova dated September 1, 2003	Incorporated by reference to the Exhibits attached to the Corporation’s 10KSB filed with the SEC on April 14, 2004.
10.6	Share Exchange Agreement between the Corporation and 91262238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10KSB filed with the SEC on April 14, 2004.
10.7	Amendment to the Share Exchange Agreement between the Corporation and 9126 2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on August 19, 2004.
10.8	Acquisition Agreement Between RTO Investments Ltd., a Bahamas company and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on December 10, 2004.
10.9	Disposition Agreement between the Corporation, Quattro Investments Limited and Biointegra Inc.	Filed herewith
31	Section 302 Certification- Principal Executive Officer and Principal Accounting Officer.	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA RESOURCES CORP.

Date:  May 19, 2005

By:  /s/ Donald Nicholson

Name: Donald Nicholson
Title:  President