Form 10QSB
period 2005-06-30
TERRA NOSTRA RESOURCES CORP.
filed 2005-08-22
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934: June 30, 2005

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

40,230,448 shares of common stock, $0.001 par value, as of August 05, 2005

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Financial Statements for December 31, 2004 filed on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Financial Statements

Unaudited

June 30, 2005

Balance Sheet	F-2
Statement of Operations	F-3
Cash Flow Statement	F-4
Notes to the Financial Statements	F-5 to F-12

TERRA NOSTRA RESOURCES CORP

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(EXPRESSED IN U.S DOLLARS)

AS AT JUNE 30, 2005 AND DECEMBER 31, 2004

	Notes	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)
		$	$
Assets

Current
Cash		12,534	3,539
Note Receivable		---	250,000
Income Taxes		---	84,196
Prepaid Expenses		---	602
Investment		---	---
		12,534	338,337
Long Term
Capital assets	2	---	5,368
Investment in Joint Venture Companies	7	1,000,000	---
Other Investments	8	285,000	---
		1,285,000	5,368

Total Assets		1,297,534	343,705

Liabilities

Current
Accounts payable	3	325,312	403,927
Loan payable		126,666	420,083
Loan payable (related party)	6	265,478	-
		717,456	824,010
Stockholders’ Equity

Common Stock		11,698,677	9,701,726
Comprehensive loss		(75,583)	(67,589)
Accumulated deficit		(11,043,016)	(10,114,442)
		580,078	(480,305)

Total Liabilities and Stockholders’ Equity		1,297,534	343,705

The accompanying notes are an integral part of these financial statements

TERRA NOSTRA RESOURCES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(EXPRESSED IN U.S. DOLLARS)

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2005 AND 2004 AND FROM INCEPTION TO JUNE 30, 2005

	For the Three Months ended June 30, 2005 (Unaudited) $		For the Six Months ended June 30, 2005 (Unaudited) $		From Inception (February 7, 1994) through June 30, 2005 $
	2005	2004	2005	2004
Sales & Other Revenues
Petroleum & Natural Gas (net of royalties)	-	-	-	-	32,640
Sales	-	-	-	21,807	103,744
Grant	-	-	-	-	8,486
Gain on disposition	-	-	-	-	4,484
Less	-	-	-	21,807	149,354
Related Costs (including depletion & impairment)	-	-	-	-	69,597
	-	-	-	21,807	79, 757

Operating Expenses
Goodwill	-	-	-	-	8,954,008
Professional Fees	155,855	10,312	167,478	29,087	318,967
Consulting Fees	19,376	-	19,376	993	373,557
Write off loan receivable	-	-	-	-	7,056
Research and Development	-	-	7,068	-	84,748
Other Administrative Expenses	628,435	17,825	742,674	79,300	1,339,701
Loss (Gain) on disposition of subsidiary	-	52.758	(8,022)	52,758	44,736
	803,666	80,895	928,574	162,138	11,122,773

Net Income (Loss)	(803,666)	(80,895)	(928,574)	(140,331)	(11,043,016)
Net Income (Loss) per Common Share	(0.024)	(0.003)	(0.027)	(0.005)	(0.326)
Weighted average number of Common Shares Used in Calculation	33,914,947	30,758,727	33,914,947	30,758,727	33,914,947
Diluted	34,410,164	32,045,239	34,410,164	32,045,239	34,410,164

The accompanying notes are an integral part of these financial statements

TERRA NOSTRA RESOURCES CORP.

(A DEVELOPMENT STAGE COMPANY)

CASH FLOW STATEMENT

(EXPRESSED IN U.S. DOLLARS)

FOR THE SIX MONTHS ENDING JUNE 30, 2005 AND 2004 AND FROM INCEPTION TO JUNE 30, 2005

	Six months ended June 30, 2005 (Unaudited) $	Six months ended June 30, 2004 (Unaudited) $	From inception (Feb 7, 1994) through June 30, 2005 $
Operating Activities
(Net loss)	(928,574)	(140,331)	(11,043,016)
Adjustments for:
Depreciation expense	297	5,758	88,194
Gain on disposal of assets	-	-	(4,484)
Writedown of goodwill	-	-	8,954,008
Changes in operating assets and liabilities:
Accounts Receivable	-	4,122	15,347
Note receivable	250,000	-	250,000
Income taxes	84,196	(12,834)	-
Advance to a director	-	36,939	(3,423)
Prepaid expenses	602	11,673	15,420
Investment	-	-	-
Accounts payable and accrued expenses	(106,554)	23,763	954,105
Deferred income	-	(7,025)	(19,241)
Accrued expenses	-	-	(3,000)
Net cash flow from operating activities	(700,033)	(77,935)	(796,090)
Investing Activities
Disposition of fixed assets (net)	5,071	77,336	82,407
Acquisition of fixed assets (net)	(1,285,000)	(1,820)	(1,344,939)
Research and development (net of I.T.C.)	-	(4,468)	-
	(1,279,929)	71,048	(1,262,532)
Financing Activities
Issue of common stock	1,996,951	-	2,156,489
Proceeds due from the issue of common stock	-	-	-
Cancellation of stock issue	-	-	(10,000)
Loans payable	-	-	-
Shareholder’s loan	-	-	250
	1,996,951	-	2,146,739
Effects of Exchange Rates on Cash	(7,994)	4,563	(75,583)
Cash Increase	8,995	(2,324)	12,534
Cash, Beginning of Period	3,539	5,032	-
Cash End of Period	12,534	2,708	12,534

The accompanying notes are an integral part of these financial statements

TERRA NOSTRA RESOURCES CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

(EXPRESSED IN U.S. DOLLARS)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of TERRA NOSTRA RESOURCES CORP. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements are stated in United States of America dollars

BASIS OF FINANCIAL STATEMENT PRESENTATION

The balance sheet for June 30, 2005 and the statement of operations for the three months ended June 30, 2005, as presented, do not include financial information relating to the Company’s previously wholly owned subsidiary Bio-Integra, Inc. which was disposed of as at March 31, 2005. The balance sheet for December 31, 2004, the cash flow statement for all identified periods, and the statement of operations for all other identified periods include the financial information relating to Bio Integra as applicable up to and including the period ending March 31, 2005.

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

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

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

On March 30, 2004, the Corporation entered into a Share Exchange Agreement with 9126-9338 Quebec Inc., (“Quebec Inc.”) in settlement of a dispute between the Corporation and Quebec Inc.  Under the terms of the Share Exchange Agreement, the Corporation was to form a wholly owned subsidiary (CCIP2) to acquire all of the assets and liabilities of CCIP and distribute the shares of CCIP2 to the Corporation’s stockholders.  Quebec Inc. was to return to the Corporation 14,586,000 shares of the Corporation’s common stock and be responsible for drafting of an information statement regarding the spin-off.  Louis Nadeau, Marc Fournier and Philippe Lamontagne resigned as officers and directors of the Corporation at the time of the Share Exchange Agreement.  During July 2004 the parties entered into an Amendment to the Share Exchange Agreement, whereby certain provisions of the Share Exchange Agreement were modified.  The parties agreed that the shares of CCIP would not be delivered to the shareholders of the Corporation in a spin-off but rather that they would be delivered to Quebec Inc. in exchange for 14,588,667 shares of the Corporation’s common stock to be delivered to the Corporation by Quebec Inc. prior thereto.  The Corporation also agreed to the cancellation of a debt owed to it by CCIP or its director in the amount of $36,939.  The parties agreed that the effective date to the amendment was April 1, 2004.

On December 11, 2004, further to an agreement with RTO Investments Ltd. (the “Acquisition Agreement”) to waive any rights to a joint venture agreement with Shandong Jinpeng Copper Co. Ltd. in exchange for the issuance of 35,000,000 shares of common stock of the Corporation, the Corporation entered into a Joint Venture Contract with Shandong Jinpeng Copper Co. Ltd., a private corporation (“SJCC”), for the creation of a new Sino-Foreign Joint Venture Company, under the Laws of the People’s Republic of China on Joint Ventures Using Chinese and Foreign Investment, named Shandong Terra-Nostra Jinpeng Metallurgical Co Ltd. (“STJMC”).  Pursuant to this Joint Venture Contract, SJCC and its affiliated companies, Shandong Jinwang Copper Co., Shandong Quanxin Stainless Steel Co., Zouping Jinwang Copper Co. and Zouping Regenerated Resources Co. Ltd. agreed to contribute certain fixed assets utilized in the production of copper and stainless steel, including equipment, buildings, production lines, property use and other fixed assets of the companies, to the joint venture company in exchange for 49% ownership of the joint venture company and TNRO was to contribute funds in the amount of US $1 million in exchange for 51% of the STJMC.  The Joint Venture Contract further specified that there will be an additional capital contribution of US $50 million to STJMC for expansion of existing facilities, including stainless steel operations.

TERRA NOSTRA RESOURCES CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

(EXPRESSED IN U.S. DOLLARS)

ORGANIZATION AND OPERATIONS (CONTINUED)

Under the terms of the Acquisition Agreement, Terra Nostra had an obligation to complete the following prior to the closing: (a) conduct a reverse split of its outstanding shares of common stock on a basis of 10:1 which was completed on January 20, 2005; and (b) subsequent to the reverse split, issue 1.7 million shares of common stock to Terra Nostra’s creditors to settle the majority of Terra Nostra’s existing debt. The 1,700,000 shares were issued on February 2, 2005, subsequent to the reverse split (c) issue a total of 35,000,000 shares to RTO Investments Ltd. to be delivered at closing.   As part of this transaction, the Corporation agreed to pay a finders fee of 1,458,600 shares to Ocean Exploration Ltd., a corporation which introduced RTO to Terra Nostra and was instrumental in finalizing the agreements relating to the joint venture.   These shares were issued to Ocean Exploration Ltd. from the shares received back by the Corporation for the cancellation of the transaction with CCIP.

Upon closing of these agreements, Terra Nostra was to divest itself of its wholly owned subsidiary, Biointegra, Inc.  This divestiture was completed on March 31, 2005.   Under the terms of the divestiture agreement, the debt of Biointegra Inc. in the amount of $98,181USD as at March 31, 2005 was assigned to Quattro Investments Ltd.  Further terms of the agreement called for the transfer of the Biointegra Inc. shares held by the Corporation to Quattro Investments Ltd. and the assignment of a certain Note Receivable in the amount of $250,000 due to the Corporation being transferred to Biointegra Inc. in exchange for 250,000 preferred shares of Biointegra Inc.  The 500,000 common shares of the Corporation which were issued pursuant to the Note Receivable are transferred to Quattro Investments Ltd. as further consideration for Quattro Investments Ltd. agreement to provide funding for ongoing operations to Biointegra Inc.  The preferred shares of Biointegra are reflected on the balance sheet under investments.

For strategic reasons, on January 2nd 2005, TNRO entered into a separate Joint Venture Contract whereby TRNO, with a total capital contribution of US$13,566,000, inclusive of an initial capital contribution, would became a 51% owner of an existing Sino-Foreign Joint Venture Company, Shandong Quanxin Stainless Steel Co. (“SQSSC”) to which the stainless steel assets belonged, with SJCC already being the other 49% partner.  Correspondingly, the original Joint Venture Contract of December 11 2004 between TNRO and SJCC was amended on January 10th 2005, causing the removal of the contribution of the stainless steel assets into STJMC, and an adjustment made to the required total capital contribution from US$51 million to US$27,234,000.   Therefore, the revised total capital contribution for both SQSSC and STJMC became US$40,800,000, inclusive of an initial combined capital contribution of US$1,000,000, to be raised on a schedule as approved by the respective Joint Venture Companies’ Board of Directors, of which TNRO is responsible for appointing three of five members of each Board, without diluting either Party’s respective interests in the Joint Venture Companies:  On April 5 2005, TNRO fulfilled its requirement for the provision of a total initial US$1,000,000 capital contribution into the two Joint Venture companies. Pursuant to the aforementioned agreements and subsequent amendments, on January 12th 2005 SQSSC obtained an updated Certificate of Approval for the Establishment of Enterprises with Foreign Investment in the People’s Republic of China (“Certificate of Approval”), with TNRO identified as the 51% partner.   The corresponding Business License was issued on January 13, 2005, valid from January 23, 2003 through to January 22, 2018.   On January 19 2005, STJMC obtained the required Certificate of Approval, identifying TRNO as the 51% partner.  The corresponding Business License was issued on January 21 2005, valid through to January 20 2035.  On February 2 2005, a certified letter was issued by and on behalf of SJCC attesting to the understanding and agreement that a total of US$1,000,000 represents the required initial capital contribution for both Joint Venture Companies.

TERRA NOSTRA RESOURCES CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

(EXPRESSED IN U.S. DOLLARS)

ORGANIZATION AND OPERATIONS (CONTINUED)

On January 20, 2005, the Corporation changed its name to Terra Nostra Resources Corp.

On February 15, 2005, the Company accepted subscriptions for 291,833 units of common stock at $3.00 per unit to raise a total of $875,499, each unit consisting of one share of common stock and a warrant to purchase an additional share of common stock at $5.00 per share on or before March 1, 2006.  The subscriptions were received pursuant to a $2,000,000 private placement offering being undertaken by the Company.  The Company will pay a finders fee of $87,500 in connection with the funds raised.  The outstanding amount of the finders fee is $76,300 which is included in accounts payable as at June 30, 2005.

On May 9, 2005, the Company filed an S-8 registration statement pursuant to the Company’s stock option and stock award plan approved by the Board of Directors registering a total of 4,000,000 common shares under the plan.

On April 01, 2005, the Company accepted subscriptions for 72,361 units of common stock at $3.00 per unit to raise a total of $217,084, each unit consisting of one share and a warrant to purchase an additional share of common stock at $5.00 per share on or before March 31, 2006.  On June 01, 2005, the Company accepted subscriptions for 10,000 units of common stock at $3.00 per unit to raise a total of $30,000, each unit consisting of one share and a warrant to purchase an additional share of common stock at $5.00 per share on or before May 31, 2006. The subscriptions were received pursuant to a $2,000,000 private placement offering being undertaken by the Company.   The Company will pay a finders fee of $23,500 in connection with the funds raised.   As of June 30, 2005, $9,800 of the $23,500 finders fee has been paid, leaving an amount of $13,700 showing in accounts payable.

On June 15, 2005, the Company entered into a one year contract with New Equities Publishing to provide advertising services.  Pursuant to the agreement the Company issued a total of 74,000 restricted shares.

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

TERRA NOSTRA RESOURCES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

(EXPRESSED IN U.S. DOLLARS)

FOREIGN CURRENCY TRANSLATION

The Corporation uses the United States dollar as its functional currency. Any monetary assets and liabilities acquired in Canadian dollars are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of the acquisition or issue. Items appearing in the statement of income incurred in Canadian dollars, except for cost of inventories and depreciation, are translated at average period rates. Exchanges gains and losses are included in the statements of stockholders’ equity.

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation. Depreciation is applied on the declining balance basis to write off the cost of capital assets over their estimated lives are as follows:

Office furniture

20%

Production equipment

20%

FUTURE INCOME TAXES

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

FINANCIAL INSTRUMENTS

The Corporation’s financial instruments consist of cash, receivables, prepaid expenses, accounts payable, accrued liabilities, deferred income and amount due to another Corporation and to a director. Unless otherwise noted, it is management’s opinion that the Corporation is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

2. CAPITAL ASSETS			2005	2004
	Cost	Accumulated Depr.	Net book Value	Net book Value
	$	$	$	$
Office furniture	---	---	---	5,368
	---	---	---	5,368

The Company has written off all of its capital assets as at the divestiture of Biointegra, Inc.

TERRA NOSTRA RESOURCES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

(EXPRESSED IN U.S. DOLLARS)

FINANCIAL INSTRUMENTS (CONTINUED)

3. Accounts Payable	June 30 2005 $	December 31, 2004 $
Trade	332,834	390,645
Wages and fringe benefits	-	16,780
Sales tax	(7,522)	(3,498)

	325,312	403,927

4.

STOCKHOLDERS’ EQUITY

The Corporation is authorized to issue 100 million shares of common stock at a par value of $0.001 and had 40,230,448 shares of common stock issued and outstanding as of June 30, 2005 plus a total of 502,846 warrants, as follows:

- 64,326 warrants exercisable at $4.00, expiring on September 15, 2005

- 64,326 warrants exercisable at $5.00, expiring on September 15, 2005

- 291,833 warrants exercisable at $5.00, expiring March 01, 2006

- 72,361 warrants exercisable at $5.00, expiring March 31, 2006

- 10,000 warrants exercisable at $5.00, expiring May 31, 2006

5.

INCOME TAXES

The Corporation accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no current or deferred income tax expenses or benefits due to the fact that the Corporation did not have any material operations for the three year periods.

The income taxes were calculated at the statutory rates of the federal and state franchise tax authorities.

The Corporation has incurred losses that can be carried forward to offset future earnings of condition of the Internal Revenue Codes are met.

TERRA NOSTRA RESOURCES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

(EXPRESSED IN U.S. DOLLARS)

6.  RELATED PARTY TRANSACTIONS

On March 30, 2004, the Company entered into a Share Exchange Agreement with 9126-9338 Quebec Inc., (“Quebec Inc.”) in settlement of a dispute between the Corporation and Quebec Inc.  Under the terms of the Share Exchange Agreement, the Corporation was to form a wholly owned subsidiary (CCIP2) to acquire all of the assets and liabilities of CCIP and distribute the shares of CCIP2 to the Corporation’s stockholders.  Quebec Inc. was to return to the Corporation 14,586,000 shares of the Corporation’s common stock and be responsible for drafting of an information statement regarding the spin-off.  Louis Nadeau, Marc Fournier and Philippe Lamontagne resigned as officers and directors of the Corporation at the time of the Share Exchange Agreement.  During July 2004 the parties entered into an Amendment to the Share Exchange Agreement, whereby certain provisions of the Share Exchange Agreement were modified.  The parties agreed that the shares of CCIP would not be delivered to the shareholders of the Corporation in a spin-off but rather that they would be delivered to Quebec Inc. in exchange for 14,588,667 shares of the Corporation’s common stock to be delivered to the Corporation by Quebec Inc. prior thereto.  The Corporation also agreed to the cancellation of a debt owed to it by CCIP or its director in the amount of $36,939.  The parties agreed that the effective date to the amendment was April 1, 2004.

As at June 30, 2005, the Corporation had borrowed from a controlling shareholder a net total of $265,478 in the form of a short term loan, repayable prior to September 30, 2005.  As at June 30, 2005, the controlling shareholder had invested a total of $149,667 through the purchase of 49,889 units of a private placement offering by the Company in addition to the short term loan.

During the quarter ended June 30, 2005, the following expenses and fees were either paid or accrued by directors, officers and companies controlled by directors and/or officers.

Expenses	$
Automotive	832
Consulting	15,700
Management – Admin	56,000
Management – Officers	86,800
Office - including Rent	36,630
Professional Fees	101,000
Software	214
Telcom	14,629
Travel / Accommodation / Meals	157,008
TOTAL	468,813

7.  INVESTMENT IN JOINT VENTURE COMPANIES

During the quarter ending June 30, 2005, the Company invested $1,000,000 into the two Joint Venture Companies pursuant to the initial capitalization requirement of the two Joint Venture Agreements to which the Company is a party.

TERRA NOSTRA RESOURCES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

(EXPRESSED IN U.S. DOLLARS)

8.  OTHER INVESTMENTS

In the previous quarter ending March 31, 2005, a total of $285,000 was categorized as a short term investment, and was comprised of $35,000 due to the issuance of 35,000,000 shares pursuant to the joint venture with Shandong Jinpeng Copper Co. and $250,000 due to the acquisition of preferred shares of Biointegra, Inc. pursuant to a disposition agreement with Biointegra, Inc.  In the current quarter ending June 30, 2005, these assets were re-categorized as being long term investments, to more accurately reflect the illiquid nature of the investments.

9.

SUBSEQUENT EVENTS

As of August 17, 2005, Terra Nostra, having satisfied its initial requirements under the two Joint Venture Agreements, and being further satisfied as to SJCC having fulfilled its requirements under the Joint Venture Agreements, including the vending in of the assets as per the Joint Venture agreement into STJMC, and the confirmation of the assets in SQSSC, closed the two Joint Venture Agreements with Shandong Jinpeng Copper Company Ltd.   By resolution of the Board of Directors dated August 17, 2005, the Corporation has amended its fiscal year end to May 31 to match with the fiscal year of its two majority owned Joint Venture Companies.  The

Corporation will be filing a Form 10-QSB covering the transition period.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION

As of June 30, 2005, the Company had total assets of $1,297,534 and $343,705 in total assets as of December 31, 2004.  The net increase in assets is a result of the following: $35,000 due to the issuance of 35,000,000 shares pursuant to the joint venture with Shandong Jinpeng Copper Co.; $250,000 is due to the acquisition of preferred shares of Biointegra, Inc. pursuant to a disposition agreement with Biointegra, Inc., and; $1,000,000 is due to the delivery to the two Joint Venture Companies pursuant to the initial capitalization requirement of the two Joint Venture Agreements to which the Company is a party. These increases in capital were financed as follows: $126,666 due to the receipt of a short term loan repayable prior to September 30 2005; $265,478 due to the receipt of a short term loan repayable prior to September 30 2005 from a related party, and; the remaining amount due to cash raised from the sale of shares under a private placement. The Company had total current liabilities of $824,010 on December 31, 2004 as compared to total current liabilities of $717,456 as at June 30, 2005.  The net change in accounts payable is due in part to a debt settlement by way of the issuance of shares to the creditors which was undertaken by the Company during the quarter ended March 31, 2005, and an increase in short term loan payables in the quarter ended June 30, 2005.

RESULTS OF OPERATIONS

Revenues

Terra Nostra did not earn any revenues for the six months ended June 30, 2005 and earned revenues of $21,807 for the six months ended June 30, 2004. The only revenues derived during the six months ended 2004 were from the operations of CCIP.  The Company divested its interests in CCIP during the fiscal year ended December 31, 2004 and therefore did not earn any revenues from the operations of CCIP during the period ended June 30, 2005.   The Company’s remaining wholly owned subsidiary, Biointegra, was in the development stage and did not generate any revenues.  The Company disposed of the shares of Biointegra and certain debt and a receivable on the balance sheet on March 31, 2005 and received a total of 250,000 preferred shares of Biointegra, Inc. pursuant to the disposition agreement.

Expenses

Statement of Operations Data:

	SIX MONTH PERIOD ENDED JUNE 30, 2005	SIX MONTH PERIOD ENDED JUNE 30, 2004
Net Sales	$0	$21,807
Operation Expenses	$(936,596)	$(109,380)
Gain (Loss) from disposal of Assets	$8,022	$(52,758)
Net loss	$(928,574)	$(140,331)
Net loss per common share	$(0.027)	$(0.005)
Weighted average number of common shares outstanding, basic	33,914,947	30,758,727

During the six months ended June 30, 2005 and 2004, the Company incurred operating expenses of $936,596 and $109,380 respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	SIX MONTH PERIOD ENDED JUNE 30, 2005	SIX MONTH PERIOD ENDED JUNE 30, 2004
Professional fees	$167,478	$29,087
Consulting fees	$19,376	$993
Loss (Gain) on disposition of subsidiary	$(8,022)	$52,758
Other administrative expenses	$742,674	$79,300
Research and development	$7,068	$0
TOTAL	$928,574	$162,138

Other administrative expenses increased during the first six months of 2005, compared to the same period in 2004 due to finders fees in the amount of $111,000 relating to an equity financing the Company is completing. Professional fees have increased due to an increase in business development and legal fees for the six month period ended June 30, 2005 from its business advisor and legal counsel.   Other administrative expenses increased due to the substantial increase in operation requirements due to the requirements in closing the Joint Venture agreements, performing necessary due diligence work, substantial Canadian, United States, and international travel, and an increase in expenses related to the nature and number of professional and executive administrative personnel utilized.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005 we had cash of $12,534 and working capital deficit of $705,022 compared to cash of $3,539 and working capital deficit of $485,673 at December 2004.  The decrease in working capital is due primarily to a recategorization of a short term investment into a long term investment totalling $285,000, to more accurately reflect the illiquid nature of the investment. As at June 30, 2005 the Company had raised a total of $1,122,584 from subscribers to the private placement, $1,000,000 of which was provided to the joint venture companies according to the terms of the joint venture agreements, with the balance going towards operating costs.

Funds used in operations for the first six months of 2005 were $936.596 as compared to funds used in operations of $109,380 for the first six months of 2004.  The difference was due to an increase in expenses for the period ended June 30, 2005 due to an increase in professional fees, consulting fees, travel, and management fees due to increased activity and finders fees payable for funds raised under a private placement offering being undertaken by the Company.

At present, based on current operations, we do not have sufficient cash and liquid assets to satisfy our cash requirements on a monthly basis.  Subsequent to the period covered by this report the Corporation closed on the acquisition of the Chinese joint venture companies.  The Corporation will require approximately $4,000,000 to cover its anticipated overhead and operational needs for the upcoming twelve month period and will be required to raise approximately up to $39,000,000 to cover its contributions to the Joint Venture Companies. The Corporation presently has forwarded to the Chinese joint venture companies the amount of $1,000,000 from funds raised under the private placement which the Corporation conducted with the intent to raise a total of $2,000,000, as of the period ended June 30, 2005 the Corporation raised a total of $1,122,584 under this offering.  The Corporation will still require funding for its operations as it cannot determine at this time what funds from the operations of the joint venture companies would be available for the operations of Terra Nostra Resources Corp.   There can be no assurance that the Corporation will raise the required capital to fund its operations or that the Company will be able to fund its operations from the cash flow of the joint ventures.

FINANCING ACTIVITIES

On February 2, 2005, the Corporation issued a total of 1,700,000 common shares in settlement of $704,368 of debt on the balance sheet of the Corporation.

The Company has undertaken to raise a total of $2,000,000 by way of a 666,667 unit private placement at $3.00 per unit, each unit consisting of one common share and a one year warrant to purchase an additional common share at $5.00 per share.   As of June 30, 2005, the Company had accepted subscriptions for 374,195 units to raise a total of $1,122,584.

ITEM 3 - CONTROLS AND PROCEDURES

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

The Company, as a result of the closing of two Sino-Foreign Joint Venture agreements on August 17, 2005, is now in the process of implementing internal policies, procedures, and controls that are appropriate for a public company having international manufacturing, sales, and distribution activities.

Such measures include establishing at the Company's headquarters, and at the Joint Venture Companies' operating locations, formal risk management, comptroller, internal reporting and review functions."

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

During the quarter ended June 30, 2005, the Corporation issued 82,361 units of common stock at a price of $3.00 per unit.  Each unit consisted of one share and one warrant to purchase an additional common share at $5.00 for a period of one year.  The units of common stock were distributed by the Company only to accredited investors.  The Company has agreed to pay a finders fee of 10% on the placement.  72,361 units of common stock were distributed to investors residing outside of the United States and 10,000 units of common stock were distributed to United States residents.

Name of Investor	Number of Units Purchased
Sun Liu James Po	49,889
Buccaneer Holdings Inc	12,472
Huasheng Wang	10,000

These units of common stock issued to non-residents of the United States were distributed pursuant to the exemption from registration found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

Name of Investor	Number of Units Purchased
Jason Leung	5,000
Winnie Leung	5,000

These units of common stock distributed to residents of the United States were exempt from registration pursuant to Rule 506 of Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares issued are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

On June 15, 2005

, the Corporation issued a total of 74,000 shares to New Equities Publishing providing advertising and marketing services to the Corporation on a one year contract.

The aforementioned issuance of securities in the United States was exempt from registration pursuant to Rule 506 of Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares issued are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.

OTHER INFORMATION

As of August 17, 2005, Terra Nostra, having satisfied its initial requirements under the two Joint Venture Agreements, and being further satisfied as to SJCC having fulfilled its requirements under the Joint Venture Agreements, including the vending in of the assets as per the Joint Venture agreement into STJMC, and the confirmation of the assets in SQSSC closed the two Joint Venture Agreements with Shandong Jinpeng Copper Company Ltd.   By resolution of the Board of Directors dated August 17, 2005, the Corporation has amended its fiscal year end to May 31 to match with the fiscal year of its two majority owned Joint Venture Companies.  The

Corporation will be filing a Form 10-QSB covering the transition period.

ITEM 6.

EXHIBITS

3.3	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.4	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.5	Certificate of Amendment	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.6	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
4.7	Form of Common Stock Specimen	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.1	General Conveyance Agreement dated September 1, 1996, by and between the Corporation and Buccaneer Holdings Inc., a Belize corporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB, Amendment No. 2, filed with the SEC on May 16, 2002, file number 000- 49631.
10.2	Purchase and Sale Agreement between FACT Corporation and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on August 26, 2002.
10.3	Share Exchange Agreement between the Corporation and 9126 2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on March 26, 2003.
10.4	Disposition agreement between FACT Corporation and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on November 12, 2003.
10.5	Share Purchase Agreement between the Corporation and Sylvia Todrova dated September 1, 2003	Incorporated by reference to the Exhibits attached to the Corporation’s 10KSB filed with the SEC on April 14, 2004.
10.6	Share Exchange Agreement between the Corporation and 91262238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10KSB filed with the SEC on April 14, 2004.
10.7	Amendment to the Share Exchange Agreement between the Corporation and 9126 2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on August 19, 2004.
10.8	Acquisition Agreement Between RTO Investments Ltd., a Bahamas company and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on December 10, 2004.

10.9	Disposition Agreement between the Corporation, Quattro Investments Limited and Biointegra Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on May 15, 2005
10.10	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.11	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.12	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract Amendment	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.13	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract Amendment	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith.
31.2	Section 302 Certification- Principal Accounting Officer	Filed herewith.
32.1	Certification for CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification or CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA RESOURCES CORP.

Date: August 22, 2005

By:  /s/ William Melvin

Name: William Melvin
Title:  Chief Executive Officer and President

By:  /s/ Jeff Reynolds

Name: Jeff Reynolds
Title:  Chief Financial Officer