Form 10QSB
period 2005-08-31
TERRA NOSTRA RESOURCES CORP.
filed 2005-11-25
CIK 1167370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934:  August 31, 2005

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 0-49631

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

No ___

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

40,230,448 shares of common stock, $0.001 par value, as of November 11, 2005

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Terra Nostra Resources Corporation (the “Company”) without audit, in accordance with generally accepting accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation SX. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.  Operating results for the three month period ended August 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Financial Statements for December 31, 2004 filed on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be implemented by the Company later in the fiscal year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Consolidated Balance Sheet	F-1
Consolidated Statement of Operations	F-2
Consolidated Cash Flow Statement	F-3
Notes to the Consolidated Financial Statements	F-4 to F-12

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Consolidated Balance Sheet (US$)

As at August 31, 2005 (Unaudited)

Unaudited
August 31, 2005
Current Assets
Cash	129,660
Cash – Restricted	3,856,289
Other Receivables, Net	9,139,685
Other Receivables - Related Party	14,775,562
Prepaid Expenses	7,839,286
Total Current	35,740,482

Long-Term Assets
Property, Plant, & Equipment	2,278,410
Less Accumulated Depreciation	(250,261)
Construction Materials	60,746
Construction in Progress	63,628,039
Land Use Rights	2,560,135
Total Long Term	68,277,069

Other Assets
Deferred and Other Assets	285,000
Total Other Assets	285,000

Total Assets	104,302,551

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	348,322
Bank Loans, Short Term	10,775,357
Notes Payable, Other	6,164,392
Land Use Rights Payable	602,335
Construction Costs Payable	3,645,856
Tax Payable	(14,907)
Other Liabilities	3,738,544
Other Liabilities – Related Party	71,668,877
Total Liabilities	96,928,776

Minority Interest	12,826,388
Total Long Term Liabilities	12,826,388

Shareholders' Equity
Class A Common Stock – authorized 100,000,000 shares with a par Value of $.001; 40,230,448 issued and outstanding as at August 31,2005.	11,698,908
Paid in Capital	0
Accumulated Other Comprehensive Income	291,929
Retained Earnings	(17,443,450)
Total Shareholders Equity	(5,452,613)

Total Liabilities and Shareholders’ Equity	104,302,551

The accompanying notes are an integral part of these financial statements

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Consolidated Statement of Operations (US$)

For the three months ending August 31, 2005 and 2004, and from inception to August 31, 2005 (Unaudited)

	Unaudited, for the three months ended		From inception (December 23, 2002) through Aug 31, 2005 (unaudited)
	Aug 31, 2005	Aug 31, 2004
Revenues	-	-

Cost of Sales	-	-

Gross Profit	-	-

Expenses:
General and Administrative - North America	2,098,725	99,354	12,341,262
General and Administrative - China	428,796	266,378	2,575,303
Depreciation and Amortization	110,698	51,343	340,001
Total Expenses	2,638,219	417,075	15,256,566

Operating Income / (Loss)	(2,638,219)	(417,075)	(15,256,566)

Interest Expense	497,208	440,166	3,545,962

Income/(Loss) before Income Taxes	(3,135,427)	(857,241)	(18,802,528)

Provision for Income Taxes	-	-

Net Income(Loss) Before Minority Interest	(3,135,427)	(857,241)	(18,802,528)

Minority Interest	506,334	371,365	3,164,370

Net Income (Loss)	(2,629,094)	(485,876)	(15,638,158)
Net Income (Loss) per Common Share	(0.065)	(0.016)	(0.52)
Weighted average number of Common Shares Used in Calculation	40,221,948	30,774,633	30,215,267
Net Income (Loss) per Common Share (fully diluted)	(0.065)	(0.015)	(0.51)
Fully Diluted number of Common Shares used in Calculation	40,724,794	32,061,145	30,718,113

The accompanying notes are an integral part of these financial statements

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Consolidated Cash Flow Statement (US$)

For the three months ending August 31, 2005 and 2004, and from inception to August 31, 2005 (Unaudited).

	Unaudited
	For the three months ended Aug 31, 2005	For the three months ended Aug 31, 2004	From inception (December 23, 2002) through Aug 31, 2005 (unaudited)
Cash Flows from Operating Activities

Net Income	(3,135,427)	(857,241)	(18,802,529)

Adjustments to Reconcile Net Income to Net Cash
from Operating Activities:
Depreciation	95,840	38,837	250,260
Amortization	14,857	12,506	92,854
Foreign Currency Translation	291,929	0	291,929
Minority Interest	506,334	371,365	3,164,371

Changes in Assets and Liabilities:
Other Receivables	(4,081,413)	(88,752)	(9,153,927)
Other Receivables - Related Party	8,430,910	(5,442,237)	(15,823,235)
Prepaid Expenses	(7,821,282)	(90,840)	(7,835,313)
Accounts Payable	108,580	37,698	188,961
Notes Payable	(1,024,550)	1,812,339	6,263,078
Tax Payable	(5,481)	(175)	(5,481)
Construction Costs Payable	(102,472)	233,227	3,645,856
Other Liabilities	1,781,302	866,342	4,248,088
Other Liabilities - Related Party	10,218,063	(9,333,823)	72,718,916
Net Cash Flows from Operating Activities	5,277,190	(12,440,754)	39,243,828

Cash Flows from Investing Activities
Acquisition of Property, Plant and Equipment	(351,028)	(1,930)	(4,096,443)
Construction Materials	(3,690)	1,764	(60,746)
Construction in Progress	(7,491,347)	(785,749)	(64,155,004)
Investment in Intangible Assets	(53,050)	0	(824,122)
Deferred Assets	573,656	337,411	9,258,411
Minority Interest	(506,334)	(371,365)	(3,164,371)
Net Cash Flows from Investing Activities	(7,831,793)	(819,869)	(63,042,275)

Cash Flows from Financing Activities
Proceeds from Borrowings	215,465	2,416,452	10,775,358
Cash Pledged To Bank	1,070,446	(2,174,806)	(3,856,289)

Capital Contributions	1,275,800	13,057,397	17,006,383

Net Cash flows from Financing Activities	2,561,711	13,299,043	23,925,452

Net Increase (Decrease) in Cash	7,108	38,420	127,005

Cash - Beginning of Period	122,552	90,633	2,655

Cash - End of Period	129,660	129,053	129,660

The accompanying notes are an integral part of these financial statements

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (US$)

August 31, 2005 (Unaudited)

1.  ORGANIZATION AND OPERATIONS

Terra Nostra Resources Corp. (the “Company”) was incorporated as Renegade Recreational Rentals Inc. under the laws of the State of Nevada on February 7, 1994.  At August 31, 2005, the Company had a 51% interest in the Shandong Quanxin Stainless Steel Co (“SQSS”), which is a Sino-Foreign Joint Venture formed in accordance with the Laws of the People’s Republic of China on Joint Ventures using Chinese and Foreign Investment (the “Joint Venture Law”) and other relevant Chinese laws and regulations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The balance sheet for August 31, 2005 and the statement of operations for the three months ended August 31, 2005, as presented, do not include any financial information relating to the Company’s previously owned business operations. The cash flow statements for all identified periods and the statement of operations for all other identified periods include the financial information relating to all of the Company’s previously owned business operations up to the date from the periods to the date of disposition of those operations. The period from inception for the statement of operations and the cash flow statements is presented from December 23, 2002, which is the inception date for the operations of the Shandong Quanxin Stainless Steel Co., the current business operations of the Company.

All other business operations of the Company were divested as of the period ended March 31, 2005.

ACCOUNTING METHOD

The Company is on the accrual basis of accounting which recognizes revenue when earned and expenses when incurred.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and any other highly liquid investments purchased with an original maturity of three months or less.  The carrying amounts approximate fair value because of the short-term maturity of those instruments.  A portion of the Company’s cash is restricted cash, which has been pledged to its bank to secure notes payable.  This restricted cash is not as liquid as other cash, and has accordingly been given a separate sub-classification in the attached financial statements.

ACCOUNTS RECEIVABLE

In order to determine the fair value of the Company’s accounts receivable, the Company will record a provision for doubtful accounts to cover estimated credit losses.  Management will review and adjust this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable.  The Company’s policy is to evaluate the credit risk of its customers utilizing historical data and estimates of future performance.

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (US$)

August 31, 2005 (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER RECEIVABLES

The Company is recording advances to suppliers of goods and services as other receivables, and these amounts will be reduced as services are rendered, supplies/equipment conveyed, or advances repaid.  In order to determine the fair value of the Company’s other receivables, the Company records a provision for doubtful accounts to cover estimated credit losses.  Management will review and adjust this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding other receivables.

INVENTORY

Inventories are stated at the lower of cost or net realizable value.  Cost is calculated on the moving average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition.  The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed moving-average cost if it exceeds the net realizable value.  At the reporting balance sheet date, there are no inventories held by the Company.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost.  The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  The estimated useful lives are as follows:

Asset:

Estimated Useful Life:

Buildings

30 years

Plant and Machinery

5 to 15 years

Motor vehicles

5 years

Office equipment and furnishings

5 years

The Company recognizes a scrap value or residual value of 10% of the cost basis.  When assets are retired or disposed of, the costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statement of operations in the year of disposition.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, receivables, prepaid expenses, accounts payable, bank loans, notes payable, approximates their fair value at the reporting balance sheet date due to the relatively short-term nature of these instruments.

CONSTRUCTION IN PROGRESS

Construction in progress represents buildings, machinery and other long-term assets under construction or installation, which is stated at cost less any impairment losses, and is not depreciated.  Cost comprises the direct costs of purchase, construction and installation.  Construction in progress is reclassified to the appropriate category of long-term assets when completed and ready for use.  Management is of the opinion that no impairment loss is considered necessary at the three month periods ending August 31, 2005 and August 31, 2004.

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (US$)

August 31, 2005 (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED ASSETS

Deferred assets include financial expenses in connection with project assets.

IMPAIRMENT OF LONG TERM ASSETS

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable.  This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets.  If impairment is deemed to exist, the assets will be written down to fair value.  Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted.  As of August 31, 2005, management expects its long-lived assets to be fully recoverable.

INTANGIBLE ASSETS AND GOODWILL

Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired in a purchase business combination.

The Corporation accounts for intangible assets and goodwill in accordance with the Statements of Financial Accounting Standards (“SFAS”), under which intangible assets are no longer amortized but rather tested for impairment at least annually.

FOREIGN CURRENCY TRANSLATION

The Company uses the USD dollar as its functional currency. Any monetary assets and liabilities acquired in Renminbi (“Yuan”) are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of the acquisition or issue. Items appearing in the statement of income incurred in Yuan, except for cost of inventories and depreciation, are translated at average period rates. Exchanges gains and losses are included in the statements of stockholders’ equity.

USE OF ESTIMATES

In conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenue and expenses during the year. Actual results could differ from these estimates.

REVENUE RECOGNITION RETURNS

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, sales and value-added tax laws have been complied with, and collect-ability is reasonably assured.  The Company generally recognizes product sales when the product is shipped .In the event goods are returned from a customer, revenue is reduced, and the returned goods are placed back into inventory during the period that the returned goods are received by the Company.  The Company does not yet have a historical basis for determining a rate of return on products sold, though returns are expected to be minimal as the Company will be selling a commodity type product with established international standards, and will follow rigorous internal quality control systems and procedures.

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (US$)

August 31, 2005 (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.  SFAS No. 130 defines comprehensive income or loss to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.  Company currently has a foreign exchange difference reserve of $292,000 as at August, 31, 2005.

EMPLOYEES’ BENEFITS AND PENSION OBLIGATIONS

Mandatory contributions are made to the Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments.  The cost of these payments will be charges to deferred assets on the balance sheet during the period of pre-operations and the statement of operations matched with the same period as the related salary cost.  While the Company has made payments of required insurances for its personnel, the Company is not in full compliance with the requirements for all of its employees.

For operations in China, in accordance with applicable regulations of the Zibo City Municipal Government, all enterprises established in Zibo are required to contribute to a retirement insurance fund administered by the Zibo City Municipal Government at a statutory rate against the basic salaries of the Company’s staff.

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

For operations in China, under the laws promulgated to Sino-Foreign joint ventures, Shandong Quanxin Stainless Steel is entitled to certain benefits. In summary, the joint venture company is entitled to a two year tax holiday beginning with the first year of profitable operations. Moreover, the joint venture will be obligated to pay income taxes at only half of the statutory rate in effect over the subsequent three years. In total, the joint venture will enjoy special tax benefits over a five year period.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of other receivables and related party – other receivables.  The Company performs ongoing credit evaluations with respect to the financial condition of the parties involved in these transactions, but does not require collateral.  In order to determine the value of the Company’s other receivables, the Company records a provision for doubtful accounts to cover probable credit losses.  Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding other receivables.

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (US$)

August 31, 2005 (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and included in operating expenses.  No amounts for research and development costs have been charged in the periods up to and including August 31, 2005.

ADVERTISING COSTS

The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs" and EITF 01-09. As such, the Company expenses the cost of advertising in the period in which the advertising space or airtime is used. The advertising costs for the periods ended August 31, 2005 and August 31, 2004 were $28,391 and $26,429 respectively.

BASIC INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants.  At September 30, 2005, 502,846 warrants are outstanding.  They have been included in the calculations of earnings per share, noting though that the effect is antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

FASB 154 – Accounting Changes and Error Corrections. This statement was issued in May, ’05 and is applicable to fiscal years beginning after December 15, 2005. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This pronouncement will have limited effect, if any, and does not apply to the Company until its fiscal year beginning June 1, 2006.

FASB 153 – Exchanges of Non-monetary Assets, an Amendment of APB 29. This policy was issued in December, 2004. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Opinion 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. Moreover, in making that amendment, the Board decided to use language that is similar to that used in IAS 16, noting that doing so would promote more consistent application of the requirements of those standards. This pronouncement will have limited effect, if any, to the Company as it would not expect to exploit any exceptions to the fair value principal for exchanges. The Company also notes that this policy would not be applicable to the Company until its fiscal year beginning June 1, 2006.

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (US$)

August 31, 2005 (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB 152 - This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement would have no affect on the Company, which anticipates no transactions in connection with the real estate time-sharing industry.

FASB 151 - This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted a policy of allocating fixed production overheads that is consistent with this Statement.

FASB 123r - This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The Company may use stock-based compensation but only to a limited extent. It will follow the guidelines of this Statement as a matter of policy.

In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

None of the above new pronouncements have current and material application to the Company, but may be applicable to the Company’s future financial reporting.

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (US$)

August 31, 2005 (Unaudited)

2.

STOCKHOLDERS’ EQUITY

The Corporation is authorized to issue 100 million shares of common stock at a par value of $0.001 and had 40,230,448 shares of common stock issued and outstanding as of August 31, 2005 plus a total of 502,846 warrants, as follows:

- 64,326 warrants exercisable at $4.00, expiring on September 15, 2005

- 64,326 warrants exercisable at $5.00, expiring on September 15, 2005

- 291,833 warrants exercisable at $5.00, expiring March 01, 2006

- 72,361 warrants exercisable at $5.00, expiring March 31, 2006

- 10,000 warrants exercisable at $5.00, expiring May 31, 2006

On May 9, 2005, the Company filed an S-8 registration statement pursuant to the Company's stock option and stock award plan approved by the Board of Directors registering a total of 4,000,000 common shares under the plan.

To date, a total of 2,150,000 options have been issued by the Company, of which 850,000 are issued to officers and/or directors of the company.  As at November 21, 2005, none of these options have been exercised.

Issue Date	Expiry	Quantity	Strike Price	Exercised as at 31 August 2005
June 15 2005	June 15 2007	200,000	$2.00	0
June 15 2005	June 15 2006	1,100,000	$2.00	0
June 30 2005	June 30 2006	300,000	$2.00	0
June 30 2006	June 30 2006	550,000	$2.50	0

3.  RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

The Company has transactions with related parties as summarized in the table below:

(US$)
	Aug 31 2005	Aug 31 2004
Related Party Transactions

Other Receivables, Net	14,775,562	12,034,517

Other Liabilities – Related Parties	68,126,283	43,552,262

Related Party Transactions, Net	53,350,721	31,517,745

Related party transactions include funding advances between the Company and various parties which, for the most part, are related by common ownership. Although the advances bear no interest, the Company inputs a proxy rate of interest on the average net balance and charges the inputed interest to the Statement of Operations on a current basis.

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (US$)

August 31, 2005 (Unaudited)

4.  INVESTMENT IN JOINT VENTURE COMPANY

During the quarter ending August 31, 2005, the Company had delivered $1,000,000 to SQSS towards its $13,566,000 capital contribution requirement to SQSS.  This payment fulfilled the initial capital contribution requirement of the governing Joint Venture Agreement between the parties.

5.  DEFERRED AND OTHER ASSETS

As at August 31, 2005, other assets included $35,000 due to the issuance of 35,000,000 shares pursuant to the acquisition agreement with RTO Investments, and $250,000 due to the acquisition of preferred shares of Biointegra, Inc. pursuant to a disposition agreement with Biointegra, Inc.

6.  SUBSEQUENT EVENTS

On September 30, 2005, Shandong Quanxin Stainless Steel Co. Joint Venture Company received a loan from a related party in the amount of 180,000,000RMB (US$22,283,281).   The loan is for a period of 12 months, repayable on September 15, 2006, with an interest rate of 0.465% per month. The funds were used for consolidation of existing debt, payments against accounts payable and for equipment purchases and ongoing construction of the facilities.    Terra Nostra Resources Corp. did not provide any guarantees for this loan.

On October 7, 2005, as filed on a Form 8-K dated October 10, 2005, the Company and Shandong Jinpeng Copper Co Ltd. (“SJCC”) entered into an Amended and Restated Joint Venture Contract, whereby the combination of fixed assets contributed to the Copper Joint Venture Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. (“STJMC”) by SJCC was modified to lessen the tax impact of the transaction on SJCC. The contributed fixed assets remain comprised of certain fixed assets utilized in the production of copper, including equipment, buildings, production lines, property use and other fixed assets, but with certain electrolytic and value-added copper production capacity being substituted with other productive assets under construction capable of producing up to 80,000 MT of electrolytic copper upon completion on an annual basis, yielding a revised aggregate gross annual productive capacity of the fixed assets contributed to STJMC by all of the contributing companies of 130,000 MT of electrolytic copper, 20,000 MT of low-oxygen rod, 15,000 MT of no-oxygen copper rod and related products, as well as operational facilities for the collection of copper and stainless steel scrap, and production facilities for the extraction of gold and silver, the quantity of which is a function of the varying composition of the raw feedstock.   The required capital contribution by the Company to STJMC of US$27,234,000 remains as previously reported.

Through to November 21, 2005, Terra Nostra submitted additional capital contributions to Shandong Quanxin Stainless Steel Co Ltd, totalling $1,850,000, leaving a capital contribution from the Company to SQSS of $10,716,000.

TERRA NOSTRA RESOURCES CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (US$)

August 31, 2005 (Unaudited)

7.  CONTINGENCIES AND COMMITMENTS

CONTINGENCIES

Land use certificates: SQSS has land use certificates corresponding to 189,387 square meters of the approximately 352,000 square metres it occupies in the Municipality of Zibo. In connection with the partial area of 189,387 square meters, the Company paid a down payment of $1,812,338 and has an outstanding balance as at August, 2005 of $602,335. Under the terms of a verbal agreement between the parties, the Company can satisfy the outstanding obligation, as well as any potential future consideration sought, through a mechanism of offsets against value added tax (“VAT”) remittances. The Municipality has stated that it will issue land use certificates covering the full occupied area following a land survey.

Notwithstanding the verbal understanding, there is a risk that the Development Zone will change its position and seek direct consideration. In this event, management believes that the maximum that could be sought would be approximately $2.1 million corresponding to the difference in area and the original price of RMB 70,000 per mu (1 mu = 666.667 square meters). Management believes that the likelihood that the Municipality will seek direct consideration is remote.

COMMITMENTS

SQSS has outstanding commitments to various suppliers and contractors, as at August 31, 2005, of $12,879,288, which obligations are for the procurement of equipment and associated construction and installation.  The fulfillment of these commitments will allow for the completion of the strip rolling line.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  The operations of the Company as at August 31, 2005 are undertaken by Shandong Quanxin Stainless Steel Co., a Sino-Foreign Joint Venture Company, under the Laws of the People’s Republic of China in which the Company presently holds a 51% interest. Under the terms of the Shandong Quanxin Stainless Steel Co. Joint Venture, the Company is required to invest a total of $13,566,000 to maintain its 51% interest. The contract calls for the initial investment of $1,000,000 USD cash which was paid by the Company to SQSS in March, 2005. The remaining capital contribution is due according to a schedule determined by the Joint Venture’s Board of Directors and pursuant to the regulations of the People’s Republic of China as they relate to Joint Ventures. The original Joint Venture Contract was executed on December 23, 2002 and amended on January 2, 2005 to include the Company as a party to the Joint Venture Contract.  The remaining obligation to fund the Joint Venture Contract totalled $12,566,000 as of August 31, 2005.  During the month of November, 2005 the Company forwarded a further $1,850,000 to the SQSS towards it remaining capital contribution requirement. There can be no assurance that the Company will be able to meet its contribution requirements and that it will ultimately be able to retain its full 51% interest in and to SQSS.  The Company’s joint venture partner Shandong Jinpeng Copper Co. Ltd. had a requirement to contribute a total of $13,034,000 by way of existing assets at the price ratio of one to one (l:1) to earn its 49% interest. As of the date of this filing, Shandong Jinpeng Copper Co. Ltd. has met its registered capital requirements towards its 49% interest.

Subsequent to the period covered by this report, on October 7 2005, the Company amended and finalized a second joint venture agreement whereby the Company holds a 51% interest in Shandong-Terra Nostra Jinpeng Metallurgical Co. Ltd. (“SJMC”).  Under the terms of the amended Joint Venture Agreement, the Company is required to deliver to SJMC a total capital contribution of $27,234,000..

The Company expects to allocate revenues, in part, from the operations of SQSS and SJMC to working capital for the Company and to the joint venture companies.  However, the Company cannot be assured that it will be able to fully allocate these revenues until such time as it has completed the capital contribution requirements under each of the respective Joint Venture Agreements.  .

There can be no assurance that the Company will be able to raise the required funds to fulfill its capital contribution commitments under the respective Joint Venture Contracts. Should the Company be unable to provide the funds required according to a schedule as determined by the respective Joint Venture Board of Directors, the Company could potentially be subject to a diminishment of its’ ownership percentage.

The Company is overseeing the implementation of a development plan for the completion of the stainless steel operations. It has completed the construction of a casting mill comprising 180,000 metric tons production capacity of continuous casting billet stainless steel. Major equipment of the casting mill includes three 200 metric ton electric arc furnaces and AOD furnaces for further refinement of the stainless steel metal products. The major raw materials include scrap iron and steel sourced through local distributors, imported scrap steel imported from North America and Europe and imported nickel, chromium and other special metals. Initially, a majority of the output will be sold to steel companies that will roll the billet steel into intermediate products. The initiation of testing of the casting mill is subject to building raw material stocks and having reserves of working capital to ensure the permanent operation of the furnaces.

The Company is nearing completion of a strip rolling line capable of producing up to 90,000 metric tons per annum. Billet stainless steel produced in the casting mill is planned to supply the feel stock for the strip production. The strip rolling line is scheduled to be placed into operation in the first quarter of 2006 and is expected to be capable of reaching full capacity within seven months of operations. Completion of the strip rolling line is subject to satisfying commitments of up to $8-9 million under construction contracts of factory and equipment. The Company also plans to initiate the construction of a welded pipe line in the first quarter of 2006. The welded pipe line will be built over approximately seven months with a six month ramp up period. Output from the strip rolling line supplies the feedstock for the welded pipe line.

The Company also plans to construct a rod rolling line of up to 90,000 metric tons. Construction of the rod rolling line is scheduled for completion and initiation of operations in the fourth quarter of 2006. The rod rolling line is scheduled to reach its full production capacity in the fourth quarter of 2007.

In support of the Company’s copper joint venture, the Company is nearing completion of a new electrolytic copper processing facility having a production capacity of up to 80,000 metric tons. The plant has adequate capital to complete the plant facilities; however, it is seeking additional working capital to initiate operations. The total investment in the copper mill is expected to equal $22-$25 million.

Over the following twelve months, the Company plans to raise at least $50 million through the issuance and placement of private equity securities. The funding will be used to complete construction contracts, fund the procurement and installation of equipment systems, and purchase raw materials for both the copper and stainless steel plants.

RESULTS OF OPERATIONS

As a development stage company, the Company presently has no sales revenues; however, management anticipates operating the stainless steel plant and commencing trading activity in the near future. As mentioned above, the casting mill has been completed as of the date of filing this quarterly report, with operations dependant on having adequate levels of raw material stock and working capital.

General and Administrative – North America. The expenses were $2,098,725 in the quarter ended August 31, 2005 representing a more than twenty fold increase versus the same period of the prior year. This expense category reflects the G&A expenses of the North American holding company, which did not have substantial activity until 2005.  An amount totalling $1,140,800 was an expense related to the issuance of 2,150,000 options to various parties in June 2005.  There were also substantial costs in the period ended August 31, 2005 related to the closing of the Joint Venture Agreements, including legal, accounting and other professional fees totalling $190,705; domestic and international travel costs of $122,506, and; managerial costs of $189,005.  An expense of $135,000 related to the issuance of 74,000 units of common stock for advertising services was also incurred.

General and Administrative – China. G&A expenses represent start-up expenses in connection with the start-up and establishment of all aspects of a stainless steel enterprise in China. These expenses increased from $266,378 for the quarter ended August 31, 2004 to $428,796 in the current quarter; representing an increase of 61% to reflect the build up of the organization as it nears the commencement of operations.  The largest component of this amount being wages totalling $181,912, compared to $75,765 in the prior period, due to the increased staffing levels in accounting and general administration.

Depreciation and Amortization – This represents depreciation against fixed assets and amortization of land use rights. These expenses were $110,698 in the current quarter compared to $51,343 in the comparable period last year. The Company completed several elements of its development plan over the past year and, correspondingly, the values of assets subject to depreciation increased.

Interest Expense – This represents imputed interest on the net credit balance of loans and advances to or from related parties. The interest rate has been set at 4.5% per annum for this purpose. Interest expense increased from $440,166 for the quarter ending August 31, 2004 to $497,208 in the quarter ending August 31, 2005. The increase is attributed to a higher net loan balances to fund the needs of the Company.

Minority interest – The Sino partner, Shandong Jinpeng Copper Co. Ltd. owns 49% of SQSS. USGAAP requires that the majority owner book the full amount of the financial activity of the joint venture company and allocate the minority partner’s share of shareholders’ equity.

FINANCING ACTIVITIES

On February 2005, the Company issued a total of 1,700,000 common shares in settlement of $704,368 of debt on the balance sheet of the Company, in addition to 35,000,000 shares issued pursuant to the acquisition agreement with RTO Investments.

In January of 2005, the Company had undertaken to raise a total of $2,000,000 by way of a 666,667 unit private placement at $3.00 per unit, each unit consisting of one common share and a one year warrant to purchase an additional common share at $5.00 per share.   As of August 31, 2005, the Company had accepted subscriptions for 374,195 units to raise a total of $1,122,584.

In the quarter ending August 31, 2005, the company issued 74,000 restricted common shares, valued at $135,000, as payment for an advertising contract.

As at October 7, 2005, the Board of Directors of the Company authorized the closing of the $2,000,000 private placement, and further authorized the Company to conduct a private placement of its units to raise up to $15,000,000, in such combination of shares and warrants, and set at such prices, as management believes is appropriate and fair.   As of November 21, 2005, the Company had raised a total of $1,100,000 through the issuance of 440,000 shares and 420,000 warrants, exercisable within 1 year at a price of $5.00.

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

The Company, as a result of the closing of a Sino-Foreign Joint Venture agreement on August 17, 2005, and a further amended and restated Sino-Foreign Joint Venture agreement on October 7, 2005, is now in the process of implementing internal policies, procedures, and controls that are appropriate for a public company having international manufacturing, sales, and distribution activities.

Such measures include establishing at the Company's headquarters, and at the Joint Venture Companies' operating locations, formal risk management, comptroller, internal reporting and review functions.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

In the quarter ending August 31, 2005, the company issued 74,000 restricted common shares, valued at $135,000, as payment for an advertising contract.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.

OTHER INFORMATION

Not applicable

ITEM 6.

EXHIBITS

3.3	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.4	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.5	Certificate of Amendment	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.6	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
4.7	Form of Common Stock Specimen	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.4	Disposition agreement between FACT Corporation and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on November 12, 2003.
10.5	Share Purchase Agreement between the Corporation and Sylvia Todrova dated September 1, 2003	Incorporated by reference to the Exhibits attached to the Corporation’s 10KSB filed with the SEC on April 14, 2004.
10.6	Share Exchange Agreement between the Corporation and 91262238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10KSB filed with the SEC on April 14, 2004.
10.7	Amendment to the Share Exchange Agreement between the Corporation and 9126 2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on August 19, 2004.
10.8	Acquisition Agreement Between RTO Investments Ltd., a Bahamas company and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on December 10, 2004.
10.9	Disposition Agreement between the Corporation, Quattro Investments Limited and Biointegra Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on May 15, 2005
10.10	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.11	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.

10.12	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract Amendment	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.13	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract Amendment	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.14	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd – Amended and Restated Joint Venture Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on October 10, 2005.
16.01	Letter from Schwartz Levitsky Feldman, SLR	Incorporated by reference to the Exhibits attached to the Corporation’s 8K/A filed with the SEC on November 16, 2005.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith.
31.2	Section 302 Certification- Principal Accounting Officer and Principal Financial Officer	Filed herewith.
32.1	Certification for CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification or CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA RESOURCES CORP.

Date: November 23, 2005

By:  /s/ Donald Nicholson

Name: Donald Nicholson

Title:  Chief Executive Officer and President and Principal Executive Officer

By:  /s/ Jeff Reynolds

Name: Jeff Reynolds
Title:  Chief Financial Officer and Principal Accounting and Financial Officer