Form 10QSB
period 2005-11-30
TERRA NOSTRA RESOURCES CORP.
filed 2006-01-23
CIK 1167370

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                  For the transition period from __________ to ______________

Commission File Number 000-49631

TERRA NOSTRA RESOURCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	86-0875500
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 1000, 1166 Alberni St.,

Vancouver, British Columbia, Canada V6E 3Z3

(Address of principal executive offices)

(604) 694-1110

(Issuer’s telephone number)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No     X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of class of common equity:

44,250,448 shares of common stock  outstanding as of January 20, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Terra Nostra Resources Corporation (the “Company”) without audit, in accordance with generally accepting accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation SX. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.  Operating results for the six month period ended November, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Financial Statements for May 31, 2005 filed on Form 8-K/Amendment No. 1 filed with the Securities and Exchange Commission on January 20, 2006.

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

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Cash Flow Statements	F-3
Notes to the Consolidated Financial Statements	F-4

Terra Nostra Resources Corp. and Subsidiary

(A development stage company)

Consolidated Balance Sheets

(US$)	Nov 30, 2005 (Unaudited)	May 31, 2005 (Audited)
Current Assets
Cash	3,142,250	122,552
Cash - Restricted	4,105,448	4,926,735
Other Receivables, Net	6,670,740	4,910,629
Other Receivables - Related Party	26,687,919	23,579,287
Inventory	9,325	-
Prepaid Expenses	8,011,329	18,004
Total Current Assets	48,627,011	33,557,207

Long-Term Assets
Investment	1,237,685	-
PP&E	4,649,062	1,927,382
Less Accumulated Depreciation	(338,211)	(154,420)
Construction Materials	90,487	57,056
Construction in Progress	67,634,737	58,880,411
Land Use Rights, Net	4,529,751	4,563,792
Total Long-Term Assets	77,803,511	65,274,221

Other Assets
Deferred and Other Assets	296,035	394,163
Total Deferred and Other Assets	296,035	394,163

Total Assets	126,726,557	99,225,591

Current Liabilities
Accounts Payable	935,994	239,742
Bank Loans, Short Term	33,417,496	10,559,892
Notes Payable, Other	7,426,110	7,188,942
Land Use Rights Payable	604,684	590,291
Construction Costs Payable	4,194,875	3,748,328
Other Liabilities	3,964,558	1,999,286
Other Liabilities - Related Party	62,675,437	61,669,928
Total Current Liabilities	113,219,154	85,996,409

Land Use Rights Payable	2,105,000	2,105,000
Minority interest	5,534,607	5,438,460
Total Long Term Liabilities	7,639,607	7,543,460

Shareholders' Equity
Class A Common Stock – authorized 100,000,000 shares with a par Value of $.001; 42,310,448 issued and outstanding as at November 30,2005	42,310	40,146
Paid In Capital	22,839,044	18,382,720
Accumulated Other Comprehensive Income	178,037	-
Deficit Accumulated During Development Stage	(17,191,595)	(12,737,144)
Total Shareholders' Equity	5,867,796	5,685,722

Total Liabilities and Shareholders' Equity	126,726,557	99,225,591

The accompanying notes are an integral part of these financial statements

Terra Nostra Resources Corp. and Subsidiary

(A development stage company)

Consolidated Statements of Operations

	6 Mos. Ended November 30		3 Mos. Ended November 30		From Dec. 23, 2002 (Inception) to Nov 30, 2005
(US$)	2005	2004	2005	2004

Revenues	$ -	$ -	$ -	$ -	$ -

Cost of Sales	$ -	$ -	$ -	$ -	$ -

Gross Profit	$ -	$ -	$ -	$ -	$ -

Expenses:
General and Admin. - North America	$ 3,420,749	$ 340,913	$ 1,322,024	$ 241,559	14,521,565
General and Admin. - China	1,337,596	733,250	908,800	466,872	3,484,103
Depreciation and Amortization	$ 235,928	$ 124,268	$ 114,705	$ 62,400	$ 528,381

Total Expenses	$ 4,994,273	$ 1,198,431	$ 2,345,529	$ 770,831	$ 18,534,049

Operating Income / (Loss)	$ (4,994,273)	$ (1,198,431)	$ (2,345,529)	$ (770,831)	$ (18,534,049)

Interest expense	$ 441,574	$ 257,325	$ 8,881	$ 257,325	$ 1,211,101

Income / (Loss) before Income Taxes	$ (5,435,847)	$ (1,455,756)	$ (2,354,410)	$ (1,028,156)	$ (19,745,150)

Provision for Income Taxes	$ -	$ -	$ -	$ -	$ -

Net Income / (Loss) Before Minority Interest	$ (5,435,847)	$ (1,455,756)	$ (2,354,410)	$ (1,028,156)	$ (19,745,150)

Minority Interest	$ 981,396	$ 545,271	$ 501,517	$ 384,430	$ 2,553,555

Net Income / (Loss) attributable to Shareholders	$ (4,454,451)	$ (910,485)	$ (1,852,893)	$ (643,726)	$ (17,191,595)

Other Comprehensive Income:
Foreign Currency Translation	349,092	-	349,092	-	349,092
Minority Interest’s Share	(171,055)	-	(171,055)	-	(171,055)
Comprehensive Income	(4,276,414)	(910,485)	(1,674,856)	(643,726)	(17,013,558)
Net (Loss) Per Share – weighted avg.	$ (.11)	$ (.03)	$ (.04)	$ (.02)	$ (. 55)
Net (Loss) Per Share – fully diluted	$ (.10)	$ (.03)	$ (.04)	$ (.02)	$ (.51)
Weighted Average Number of Shares	40,515,591	30,785,994	40,750,448	30,806,444	31,104,487
Fully Diluted Number of Shares	43,349,785	32,072,506	43,584,642	32,092,956	33,938,681

The accompanying notes are an integral part of these financial statements

Terra Nostra Resources Corp. and Subsidiary

(A development stage company)

Consolidated Statements of Cash Flows

(US$)	6 Mos. Ended November 30		3 Mos. Ended November 30		From 23 Dec. ‘02 (Inception) to Nov. 30, 2005
Cash Flows From Operating Activities:	2005	2004	2005	2004
Net Income	(4,454,451)	(910,485)	(1,852,893)	(643,726)	(17,191,595)

Adj. to Reconcile Net Income to Net
Cash from Operating Activities:
Depreciation	183,790	76,961	87,950	38,124	338,209
Amortization	52,137	47,307	26,755	24,276	193,284
Minority Interest	(981,396)	(545,271)	(501,517)	(384,430)	(2,553,555)

Changes in Assets and Liabilities:
Other Receivables	(1,760,111)	75,793	2,483,852	164,720	(6,661,221)
Other Receivables - Related Party	(3,108,632)	(5,564,795)	(11,912,357)	(227,926)	(26,687,919)
Inventory	(9,325)		(9,325)	-	(9,325)
Prepaid Expenses	(7,993,325)	(57,245)	(172,043)	33,595	(8,010,136)
Accounts Payable	696,252	(405,159)	587,672	(192,857)	784,596
Notes Payable	237,168	1,812,339	1,261,718	-	7,401,668
Construction Costs Payable	549,019	(76,054)	549,019	(76,054)	549,019
Other Liabilities	2,007,316	272,308	(872,742)	(594,034)	4,613,008
Other Liabilities - Related Party	1,005,509	(5,424,779)	(8,996,808)	4,014,412	62,674,434
Net Cash Flows from Operating Activities	(13,576,049)	(10,699,080)	(19,320,719)	2,156,100	15,440,467

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(2,721,680)	(53,826)	(2,370,652)	(51,896)	(6,467,095)
Construction Materials	(33,431)	(18,837)	(29,741)	(20,601)	(90,487)
Construction in Progress	(8,856,797)	(1,870,108)	(1,662,956)	(910,629)	(64,018,144)
Investment in Intangible Assets	(3,703)	(11,002)	37,303	(11,002)	(774,775)
Deferred Assets	86,084	355,259	(23,079)	51,057	8,725,115
Investment in Subsidiary	(3,087,685)	-	(3,087,685)	-	(3,087,685)
Net Cash Flows from Investing Activities	(14,617,212)	(1,598,514)	(7,136,810)	(943,071)	(65,713,071)

Cash Flows from Financing Activities:
Proceeds from Borrowings	22,857,604	2,416,452	22,642,139	-	33,417,497
Cash Pledged to Bank	821,287	(3,443,443)	(249,159)	(1,268,637)	(4,105,448)
Capital Contributions	7,184,976	13,326,483	7,019,976	19,086	23,751,058
Net Cash Flows from Financing Activities	30,863,867	12,299,492	29,412,956	(1,249,551)	53,063,107
			-	-
Foreign Currency Translation	349,092	-	57,163	-	349,092
			-	-
Net Increase (Decrease) in Cash	3,019,698	1,898	3,012,590	(36,522)	3,139,595
Cash - Beginning of Period	122,552	90,633	129,660	129,053	2,655
Cash - End of Period	3,142,250	92,531	3,142,250	92,531	3,142,250

Supplemental Cash Flow Disclosures
Interest Paid	727,131	175,450	449,085	92,921	1,211,101
Income Tax Paid	-	-	-	-	-

The accompanying notes are an integral part of these financial statements

TERRA NOSTRA RESOURCES CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2005

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the Company’s May 31, 2005 audited financial statements.

The results of operations for the six months ended November 30, 2005 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has not yet achieved profitable operations and has accumulated losses of about $17.2 million since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.   The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock.  The Company may also seek to obtain loans from various financial sources.  There are no current arrangements in place for loans.

Note 3

Investment

SQSS made an advance of RMB 10 million (US$ 1,237,685) to a company called Zibo Binyuan Economic and Trading Co. Ltd. ("ZBETC") in March, 2004. ZBETC used the funds to invest in Shandong Jia Tai Petro-Chemical Co. ("SJPC"), a related party. SQSS had previously recorded this amount in Other Receivables. On October 13, 2005, SQSS accepted the investment in SJPC in lieu of cash payment to relieve the Other Receivable.

ITEM 2.  MANAGEMENT’S  PLAN OF OPERATION

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  The operations of the Company as at November 30, 2005 are undertaken by Shandong Quanxin Stainless Steel Co., a Sino-Foreign Joint Venture Company, under the Laws of the People’s Republic of China in which the Company presently holds a 51% interest. Under the terms of the Shandong Quanxin Stainless Steel Co. Joint Venture, the Company is required to invest a total of $13,566,000 to maintain its 51% interest. The contract calls for the initial investment of $1,000,000 USD cash which was paid by the Company to SQSS in March, 2005. The remaining capital contribution is due according to a schedule determined by the Joint Venture’s Board of Directors and pursuant to the regulations of the People’s Republic of China as they relate to Joint Ventures. The original Joint Venture Contract was executed on December 23, 2002 and amended on January 2, 2005 to include the Company as a party to the Joint Venture Contract.  The remaining obligation to fund the Joint Venture Contract totalled $10,716,000 as of November 30, 2005.  From November 30, 2005 to the date of this report, the Company forwarded a further $4,000,000 to SQSS towards it remaining capital contribution requirement, bringing its remaining funding obligations to SQSS to $6,716.000. There can be no assurance that the Company will be able to meet its contribution requirements and that it will ultimately be able to retain its full 51% interest in and to SQSS.  The Company’s joint venture partner Shandong Jinpeng Copper Co. Ltd. had a requirement to contribute a total of $13,034,000 by way of existing assets at the price ratio of one to one (l:1) to earn its 49% interest. As of the date of this filing, Shandong Jinpeng Copper Co. Ltd. has met its registered capital requirements towards its 49% interest.

On August 17, 2005, Terra Nostra Resources Corp. (“TNR”) reported all requirements as having being fulfilled under two Joint Venture Agreements with Shandong Jinpeng Copper Co. Ltd. (“SJCC”), leading to the completion of the acquisition of 51% of two Sino-Foreign Joint Venture Companies (together the “Joint Ventures”), named Shandong Terra-Nostra Jinpeng Metallurgical Co Ltd. (“STJMC”) and Shandong Quanxin Stainless Steel Co. (“SQSSC”).  As a result of the acquisitions, TNR changed its fiscal year end to May 31, to coincide with the fiscal year end of the Joint Ventures.  TNR’s auditors commenced at that time an audit to render an opinion under US generally accepted accounting principals (USGAAP) on the operating companies contributing fixed assets to STJMC, and on the existing joint venture company SQSSC, both as at the fiscal years ending May 31 2005 and May 31 2004.

With respect to STJMC, on October 7, 2005, TNR and SJCC entered into an Amended and Restated Joint Venture Contract, whereby the combination of fixed assets contributed to STJMC by SJCC was modified to lessen the tax impact of the transaction on SJCC. The contributed fixed assets remained comprised of certain fixed assets utilized in the production of copper, including equipment, buildings, production lines, property use and other fixed assets, but with certain electrolytic and value-added copper production capacity being substituted with other productive assets under construction capable of producing up to 80,000 MT of electrolytic copper upon completion on an annual basis, yielding a revised aggregate gross annual productive capacity of the fixed assets contributed to STJMC by all of the contributing companies of 130,000 MT of electrolytic copper, 20,000 MT of low-oxygen rod, 15,000 MT of no-oxygen copper rod and related products, as well as operational facilities for the collection of copper and stainless steel scrap, and production facilities for the extraction of gold and silver, the quantity of which is a function of the varying composition of the raw feedstock.

In further respect to STJMC, on December 16, 2005, TNR and Ke Zhang, an individual of the PRC, and Zouping Jinwang Copper Co., Ltd. (Mr. Zhang and Zouping Jinwang Copper Co. are jointly referred to as the “Sino Partner”) entered into a Second Amended and Restated Joint Venture Contract to reflect the intent of the parties to substitute other assets of the Sino Partner for a portion of the assets that were to be transferred to the existing joint venture by the Sino Partner pursuant to the First Amended and Restated Joint Venture Contract entered into on October 7, 2005, and to clarify certain elements of the joint venture agreement.

In connection with the transfer of fixed assets to STJMC pursuant to the First Amended and Restated Joint Venture Contract agreement, the opportunity arose for STJMC to substitute assets currently under construction at Dongying, Shandong Province, PRC (the “New Assets”) having an estimated production capacity of approximately 60,000 metric tons of electrolytic copper per annum along with ancillary production capacity of related products, for fixed assets that the Sino Partner intended to contribute to STJMC that belonged to Zouping Jinwang and Zouping Regenerated Resources (the “Replaced Assets”). The Replaced Assets have annual productive capacity of electrolytic copper in the amount of 20,000 MT and operational facilities for the collection of copper, stainless steel, and other metallurgical scrap, the quantity of which is a function of prevailing market conditions. The New Assets have the potential to generate greater productive output and revenues than the Replaced Assets, are better documented, and represent a better fit with STJMC’s strategic goals of improving product quality, expanding production, developing new products, and gaining a greater position in world markets through more advanced technology, methods, and marketing. The required capital contribution by TNR to STJMC of US$27,234,000 remains as previously reported.  From November 30, 2005 to the date of this report, the Company forwarded $2,000,000 to STJMC towards both its initial capital contribution requirement of $1,000,000, and the remaining capital contribution requirement of $26,234,000, bringing its remaining funding obligations to STJMC to $25,234.000.

The Company previously disclosed that it expected its Joint Ventures to commence generating revenues in May 2005. However, it has not been able to meet this expectation due to the amendments to the agreement regarding the STJMC joint venture and the delay by SQSS joint venture in completing the stainless steel factory. The assets that will be contributed to the STJMC joint venture are currently in operation but will not capture revenues from such operations until the transfer of New Assets has been completed. The Company currently anticipates that such transfer will be completed by March 31, 2006. The Company currently anticipates that the SQSS joint venture will commence generating revenues from its recently completed construction stainless steel factory in March, 2006.

The Company expects to allocate revenues, in part, from the operations of SQSS and SJMC to working capital for the Company and to the joint venture companies.  However, the Company cannot be assured that it will be able to fully allocate these revenues until such time as it has completed the capital contribution requirements under each of the respective Joint Venture Agreements.

There can be no assurance that the Company will be able to raise the required funds to fulfil its capital contribution commitments under the respective Joint Venture Contracts. Should the Company be unable to provide the funds required according to a schedule as determined by the respective Joint Venture Board of Directors, the Company could potentially be subject to a diminishment of its’ ownership percentage.

The Company is overseeing the implementation of a development plan for the completion of the stainless steel operations. It has completed the construction of a casting mill comprising 180,000 metric tons production capacity of continuous casting billet stainless steel. Major equipment of the casting mill includes three 200 metric ton electric arc furnaces, and AOD furnaces for further refinement of the stainless steel metal products. The major raw materials include scrap iron and steel sourced through local distributors, imported scrap steel imported from North America and Europe and imported nickel, chromium and other specialty metals. Initially, a majority of the output will be sold to steel companies that will roll the billet steel into intermediate products. The initiation of testing of the casting mill is subject to building raw material stocks and having reserves of working capital to ensure the permanent operation of the furnaces.

The Company is nearing completion of a strip rolling line capable of producing up to 120,000 metric tons per annum. Billet stainless steel produced in the casting mill is planned to supply the feel stock for the strip production. The strip rolling line is scheduled to be placed into operation in the first quarter of 2006 and is expected to be capable of reaching full capacity within seven months of operations. Completion of the strip rolling line is subject to satisfying commitments of up to $8-9 million under construction contracts of factory and equipment. The Company also plans to initiate the construction of a welded pipe line in the first quarter of 2006. The welded pipe line will be built over approximately seven months with a six month ramp up period. Output from the strip rolling line supplies the feedstock for the welded pipe line.

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

Research and Development

SQSS is undergoing production trials for its smelting and casting mill, which was designed by an internationally respected Chinese institute. SQSS is currently in the process of installing stainless strip production equipment at its rolling mill, adjacent to the casting mill. The rolling mill was designed by another highly regarded institute, located in Shanghai. Although the current equipment and technologies utilized are current generation, the Company has the intent to invest in and conduct ongoing evaluations of technologies and production methods that may enhance efficiency and the profitability of the Subsidiary, and a budget for this is expected to be established within the current calendar year.

Purchase and Sale of Plant and Significant Equipment

SQSS has plans over the next nine months to acquire and install additional rolling mill production lines, including a welded pipe line and a rod line. The combined capital investment of these production lines will exceed $15 million in plant and equipment.

Employees

SQSS employs a workforce of more than 500 to operate and maintain the newly commissioned smelting and casting facilities. Upon completion of the production lines to be installed in the rolling mill and the associated ramp-up to full operating levels, SQSS will employ a workforce of approximately 1,000. SQSS will be one of the largest employers within the area of the municipality of Zibo, Shandong, China.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of November 30, 2005.

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

The Company, as a result of the closing of a Sino-Foreign Joint Venture agreement on August 17, 2005, and a further amended and restated Sino-Foreign Joint Venture agreement on December 16, 2005, is now in the process of implementing internal policies, procedures, and controls that are effective for a public company having international manufacturing, sales, and distribution activities.

Such measures include establishing at the Company's headquarters, and at the Joint Venture Companies' operating locations, formal risk management, comptroller, internal reporting and review functions.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

During the quarter ended November 30, 2005, the Corporation issued 2,080,000 shares of common stock at a price of $2.50 per unit, for total proceeds of $5,200,000.  The shares of common stock were distributed by the Company only to accredited investors.  The Company has agreed to pay a finders fee of 10% on the placements. 2,040,000 shares of common stock were distributed to investors residing outside of the United States and 40,000 shares of common stock were distributed to United States residents. A total of 2,460,000 warrants to purchase additional shares of common stock were a part of this issuance.

Of these, 460,000 warrants expire in the 4th calendar quarter of 2006, with a total exercise cost of $2,260,000.  The remaining 2,000,000 warrants expire in the 4th calendar quarter of 2007, with a total exercise cost of $6,000,000 to $8,000,000 dependant on whether exercised in the first or second year, respectively.

Subsequent to the period covered by this report, the Corporation issued 1,940,000 shares of common stock at a price of $2.50 per share, to raise a total of $4,850,000. A total of 1,940,000 warrants to purchase additional shares of common stock were a part of this issuance.  Of these, 1,140,000 warrants expire in the 4th calendar quarter of 2006, with a total exercise cost of $5,700,000.  The remaining 800,000 warrants expire in the 1st calendar quarter of 2008, with a total exercise cost of $4,000,000 to $4,800,000 dependant on whether exercised in the first or second year, respectively.

Name of Investor	Number of Shares Purchased
Sun Liu James Po	440,000
Tsiun-Cheng Tseng	400,000
Charnwood Green Ltd.	1,200,000

These shares of common stock issued to non-residents of the United States were distributed pursuant to the exemption from registration found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

Name of Investor	Number of Shares Purchased
Jimmy T. Chang	40,000

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
9.01

Audited Consolidated Financial Reports of the Corporation and Subsidiary for May 31, 2005 and 2004 and unaudited Consolidated Financial Reports of the Corporation and Subsidiary for August 31, 2005 and 2004

Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K Amendment #1 filed with the SEC on January 20, 2006.
10.4	Disposition agreement between FACT Corporation and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on November 12, 2003.
10.5	Share Purchase Agreement between the Corporation and Sylvia Todrova dated September 1, 2003	Incorporated by reference to the Exhibits attached to the Corporation’s 10KSB filed with the SEC on April 14, 2004.
10.6	Share Exchange Agreement between the Corporation and 91262238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10KSB filed with the SEC on April 14, 2004.
10.7	Amendment to the Share Exchange Agreement between the Corporation and 9126 2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on August 19, 2004.

10.8	Acquisition Agreement Between RTO Investments Ltd., a Bahamas company and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on December 10, 2004.
10.9	Disposition Agreement between the Corporation, Quattro Investments Limited and Biointegra Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on May 15, 2005
10.10	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.11	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.12	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract Amendment	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.13	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract Amendment	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.14	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd – Amended and Restated Joint Venture Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on October 12, 2005.
10.15	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated December 16, 2005	Filed herewith
16.01	Letter from Schwartz Levitsky Feldman, SLR	Incorporated by reference to the Exhibits attached to the Corporation’s 8K/A filed with the SEC on November 16, 2005.
16.02	Letter from Schwartz Levitsky Feldman	Incorporate by reference to the Exhibits attached to the Corporation’s 8K/A filed with the SEC on December 6, 2005
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith.
31.2	Section 302 Certification- Principal Accounting Officer and Principal Financial Officer	Filed herewith.
32.1	Certification for CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification or CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA RESOURCES CORP.

Date: January 23, 2006

By:  /s/ Donald Nicholson

Name: Donald Nicholson

Title:  Chief Executive Officer and President and Principal Executive Officer

By:  /s/ Jeff Reynolds

Name: Jeff Reynolds
Title:  Chief Financial Officer and Principal Accounting and Financial Officer