Form 10QSB
period 2006-02-28
TERRA NOSTRA RESOURCES CORP.
filed 2006-04-19
CIK 1167370

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                  For the transition period from __________ to ______________

Commission File Number 000-49631

TERRA NOSTRA RESOURCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	86-0875500
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

55 S. Lake Avenue, Suite 700

Pasadena, CA  91101

(Address of principal executive offices)

(626) 796-0088

(Issuer’s telephone number)

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

45,856,448 shares of common stock outstanding as of April 14, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Terra Nostra Resources Corporation (the “Company”) without audit, in accordance with generally accepting accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.  Operating results for the nine month period ended February 28, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006. For further information, refer to the financial statements and footnotes included in the Company’s Annual Financial Statements for May 31, 2005 filed on Form 8-K/Amendment No. 1 filed with the Securities and Exchange Commission on January 20, 2006.

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

Consolidated Balance Sheets	F-1 to F-2
Consolidated Statements of Operations	F-3
Consolidated Cash Flow Statements	F-4 to F-5
Notes to the Consolidated Financial Statements	F-6 to F-9

Terra Nostra Resources Corp. and Subsidiary

Consolidated Balance Sheets

(US$)	February 28, 2006	May 31, 2005
	(Unaudited)	(Audited)
Current Assets
Cash	3,033,207	122,552
Cash - Restricted	3,979,357	4,926,735
Notes Receivable	2,736	-
Accounts Receivable	123,855	-
Other Receivables, Net	4,640,086	4,910,629
Other Receivables - Related Party	23,885,149	23,579,287
Inventory	2,260,664	-
Prepaid Expenses	3,351,965	18,004
Total Current Assets	41,277,019	33,557,207

Long-Term Assets
Investment	3,237,685	-
PP&E	28,984,432	1,927,382
Less Accumulated Depreciation	(504,688)	(154,420)
Construction Materials	24,510,063	57,056
Construction in Progress	28,608,960	58,880,411
Land Use Rights	4,567,628	4,563,792
Total Long-Term Assets	89,404,080	65,274,221

Other Assets
Deferred and Other Assets	493,016	394,163
Total Deferred and Other Assets	493,016	394,163

Total Assets	131,174,115	99,225,591

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable	1,053,476	239,742
Bank Loans, Short Term	35,689,859	10,559,892
Notes Payable, Other	7,277,073	7,188,942
Land Use Rights Payable	607,548	590,291
Construction Costs Payable	10,076,253	3,748,328
Other Liabilities	4,250,911	1,999,286
Other Liabilities - Related Party	54,513,885	61,669,928
Total Current Liabilities	113,469,005	85,996,409

Land Use Rights Payable	2,105,000	2,105,000
Minority interest	6,811,391	5,438,460
Total Long Term Liabilities	8,916,391	7,543,460

The accompanying notes are an integral part of these financial statements

Terra Nostra Resources Corp. and Subsidiary

Consolidated Balance Sheets (Continued)

(US$)	February 28, 2006	May 31, 2005
	(Unaudited)	(Audited)
Shareholders' Equity
Class A Common Stock - authorized 100,000,000 shares with a par value of $0.001; 45,856,448 issued and outstanding as at February 28, 2006; 40,146,448 shares issued and outstanding as at May 31, 2005	25,875,893	12,409,407
Paid In Capital	2,940,246	6,296,766
Accumulated Other Comprehensive Income	224,682	-
Retained Earnings	(20,252,102)	(13,020,451)
Total Shareholders' Equity	8,788,719	5,685,722
	-	-
Total Liabilities and Shareholders' Equity	131,174,115	99,225,591

The accompanying notes are an integral part of these financial statements

Terra Nostra Resources Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(US$)	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005

Revenues	$ 478,644	$ -	$ 478,644	$ -

Cost of Sales	$ 1,128,855	$ -	$ 1,128,855	$ -

Gross Profit	$ (650,211)	$ -	$ (650,211)	$ -

Expenses:
General and Admin. - North America	$ 1,501,954	$ 179,089	$ 4,922,703	$ 520,002
General and Administrative - China	$ 1,688,609	$ 283,293	3,026,205	1,016,543
Depreciation and Amortization	$ 188,421	$ 49,461	$ 424,349	$ 173,729

Total Expenses	$ 3,378,984	$ 511,843	$ 8,373,257	$ 1,710,274

Operating (Loss)	$ (4,029,195)	$ (511,843)	$ (9,023,468)	$ (1,710,274)

Other Income	$ 41,476		$ 41,476	$ -
Interest Expense	$ 7,505	$ 206,675	$ 449,079	$ 463,999

(Loss) before Income Taxes	$ (3,995,224)	$ (718,518)	$ (9,431,071)	$ (2,174,273)

Provision for Income Taxes	$ -	$ -	$ -	$ -

(Loss) Before Minority Interest	$ (3,995,224)	$ (718,518)	$ (9,431,071)	$ (2,174,273)

Minority Interest	$ 1,218,025	$ 263,318	$ 2,199,420	$ 808,589

(Loss) After Minority Interest	$ (2,777,199)	$ (455,200)	$ (7,231,651)	$ (1,365,684)

Other Comprehensive Income:
Foreign Currency Translation Adjustment	91,460	-	440,552	-
Minority Interest's Share	(44,815)	-	(215,870)	-
Comprehensive Income	(2,730,555)	(455,200)	(7,006,969)	(1,365,684)

(Loss) Per Share - weighted avg.	$ (0.06)	$ (0.02)	$ (0.17)	$ (0.05)
(Loss) Per Share - fully diluted	$ (0.06)	$ (0.02)	$ (0.15)	$ (0.05)

Weighted Average Number of Shares	43,966,948	26,127,302	41,716,648	28,918,881
Fully Diluted Number of Shares	50,421,142	26,255,954	48,170,842	29,047,533

The accompanying notes are an integral part of these financial statements

Terra Nostra Resources Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
(US$)	February 28, 2006	February 28, 2005

Cash Flows from Operating Activities

Net Income	(7,231,651)	(1,365,684)

Adj. to Reconcile Net Income to Net
Cash from Operating Activities:
Depreciation	350,267	103,080
Amortization	74,081	70,649
Foreign Currency Translation	-	-
Minority Interest	(2,199,421)	(808,589)

Changes in Assets and Liabilities:
Notes Receivable	(2,736)	-
Accounts Receivable	(123,855)	-
Other Receivables	270,543	(2,343,304)
Other Receivables - Related Party	(305,862)	(15,445,647)
Inventory	(2,260,664)	-
Prepaid Expenses	(3,333,961)	(35,479)
Accounts Payable	813,734	(647,183)
Notes Payable	(38,535)	4,832,903
Tax Payable	-	-
Construction Costs Payable	6,430,397	(797,841)
Other Liabilities	2,420,335	2,590,037
Other Liabilities - Related Party	(7,156,042)	(4,936,213)

Net Cash Flows from Operating Activities	(12,293,370)	(18,783,271)

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(27,166,135)	(39,147)
Construction Materials	(24,453,007)	(59,217)
Construction in Progress	30,168,980	(2,410,386)
Investment in Intangible Assets	48,425	(62,270)
Deferred Assets	(110,897)	399,983
Investment in Subsidiary	(10,087,685)	-
Minority Interest	-	-

Net Cash Flows from Investing Activities	(31,600,319)	(2,171,037)

The accompanying notes are an integral part of these financial statements

Terra Nostra Resources Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended
(US$)	February 28, 2006	February 28, 2005

Cash Flows from Financing Activities:
Proceeds from Borrowings	25,129,967	6,041,129
Cash Pledged to Bank	947,378	845,758

Capital Contributions	20,286,447	14,941,581

Net Cash Flows from Financing Activities	46,363,792	21,828,468

Foreign Currency Translation	440,552	-

Net Increase (Decrease) in Cash	2,910,655	874,160

Cash - Beginning of Period	122,552	90,633

Cash - End of Period	3,033,207	964,793

Supplemental Cash Flow Disclosures
Interest Paid	1,214,379	265,430
Income Tax Paid	-	-

The accompanying notes are an integral part of these financial statements

TERRA NOSTRA RESOURCES CORP. AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2006

(Stated in US Dollars)

(Unaudited)

Note 1           Background

On August 17, 2005, Terra Nostra Resources Corp. (“TNR”) reported all requirements as having being fulfilled under two Joint Venture Agreements with Shandong Jinpeng Copper Co. Ltd. (“SJCC”), leading to the completion of the acquisition of 51% of two Sino-Foreign Joint Venture Companies (together the “Joint Ventures”), named Shandong Terra-Nostra Jinpeng Metallurgical Co Ltd. (“STJMC”) and Shandong Quanxin Stainless Steel Co. (“SQSS”).  As a result of the acquisitions, TNR changed its fiscal year end to May 31.

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

In connection with the transfer of fixed assets to STJMC pursuant to the October 7, 2005 agreement, the opportunity arose for STJMC to substitute assets currently under construction at Dongying, Shandong Province, PRC (the “New Assets”) having an estimated production capacity of approximately 60,000 metric tons of electrolytic copper per annum along with ancillary production capacity of related products, for fixed assets that the Sino Partner intended to contribute to STJMC that belonged to Zouping Jinwang and Zouping Regenerated Resources (the “Replaced Assets”). The Replaced Assets have annual productive capacity of electrolytic copper in the amount of 20,000 MT and operational facilities for the collection of copper, stainless steel, and other metallurgical scrap, the quantity of which is a function of prevailing market conditions. The New Assets have the potential to generate greater productive output and revenues than the Replaced Assets, are better documented, and represent a better fit with STJMC’s strategic goals of improving product quality, expanding production, developing new products, and gaining a greater position in world markets through more advanced technology, methods, and marketing. The required capital contribution by TNR to STJMC of US$27,234,000 remains as previously reported.

Note 2

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

The results of operations for the nine months ended February 28, 2006 may not be indicative of the results that may be expected for the full year.

Note 3

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has not yet achieved profitable operations and has accumulated losses of about $20.0 million since inception. The Company has transitioned from a development stage company to an operating company with the completion of the stainless steel casting mill and the commencement of production, sales and distribution of stainless steel billets. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain loans from various financial sources. There are no current arrangements in place for loans.

Note 4

Summary of Significant Accounting Policies

Basis of Presentation

The operations of the Company as at February 28, 2006 are undertaken by Shandong Quanxin Stainless Steel Co., a Sino-Foreign Joint Venture Company, in which the Company holds a 51% equity interest, subject to the terms of a joint venture agreement and the Laws of the People’s Republic of China.

The consolidated financial statements generally reflect the activities of SQSS, which are adjusted for minority interest per USGAAP.

Property, plant, and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. The cost of repairs and maintenance is expensed as incurred; major replacements and improvement are capitalized.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The estimated useful lives are as follows:

Asset Category:	Estimated Useful Life
Buildings	30 years
Plant and machinery	5-15 years
Motor vehicles	5 years
Office equipment and furnishings	5 years

Construction in progress represents buildings, machinery and other long-term assets under construction or installation, which is stated at costs less any impairment losses, and is not depreciated. Cost comprises the direct costs of purchase, construction and installation. Construction in progress is reclassified to the appropriate category of long-term assets when completed and ready for use.

Impairment of long-term assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluated events and circumstances to determine whether revised estimates of useful lives are warranted. Management’s opinion is that no impairment loss is considered necessary as at February 28, 2006.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial or operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

Foreign currency translation

The Company maintains its books and accounting records in Renminbi (“RMB”), the PRC’s currency and the functional currency. Translation of amounts from RMB to United States dollars (“US$”) were made at the following exchange rates for the respective quarters:

Balance Sheet Rates
February 28, 2006	RMB 8.0415 to US$ 1
February 28, 2005	RMB 8.2766 to US$ 1

Foreign currency transactions into RMB are reflected using the temporal method. Under this method, all monetary items are translated into the function currency at the rate of exchange prevailing at the balance sheet date. Non-monetary transactions are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

In translating the financial statements of the Company from its functional currency into its reporting currency in US$, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments, if any, resulting from the translation are included in Accumulated Other Comprehensive Income/Loss in stockholder’s equity.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

The Company recognizes revenue when the significant risks and rewards of ownership have transferred pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, sales and value-added tax laws have been complied with, and collectibility is reasonably assured. The Company generally recognizes product sales when the product is shipped. In the event goods are returned from a customer, revenue is reduced, and the returned goods are placed back to inventory during the period that the returned goods are received by the Company. The Company does not yet have a historical basis for determining a rate of return on products sold, though returns are expected to be minimal as the Company will be selling a commodity type product with established international standards, and will follow rigorous internal quality control systems and procedures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Management Discussion and Analysis of Financial Condition

Liquidity and Capital Contributions

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. The operations of the Company as at February 28, 2006 are undertaken by Shandong Quanxin Stainless Steel Co., a Sino-Foreign Joint Venture company, under the Laws of the People’s Republic of China in which the Company presently holds a 51% interest. Under the terms of the Shandong Quanxin Stainless Steel Co. Joint Venture, the Company is required to invest a total of $13,566,000 to maintain its 51% interest. The contract called for the initial investment of US$1,000,000 cash, which was paid by the Company to SQSS in March, 2005. The remaining capital contributions are due according to a schedule determined by the Joint Venture’s Board of Directors and pursuant to the regulations of the People’s Republic of China as they relate to sino-foreign joint ventures. The original Joint Venture Contract was executed on December 23, 2002 and amended on January 2, 2005 to include the Company as a party to the Joint Venture Contract. The remaining obligation to fund the SQSS Joint Venture Contract totalled US$5,716,000 as of February 28, 2006.  On March 3, 2006, a further US$1,000,000 was sent to SQSS, bringing its remaining funding obligations to SQSS as at the date of this report to US$4,716,000. In respect of the STJMC joint venture, the Company has a capital contribution obligation of US$27,234,000 and, to date; it has invested US$2,000,000 towards this amount. There can be no assurance that the Company will be able to meet its contribution requirements and that it will ultimately be able to retain its full 51% interest in and to SQSS. The Joint Venture does not specify deadlines or default provisions for meeting the overall funding obligation or portions thereof. Furthermore, Terra Nostra Resources as the foreign party controls the Board of Directors and would have to support any action that the Board might take against Terra Nostra Resources. The municipal government of Zibo, Shandong Province, China is responsible for regulating  Joint Ventures. The rules on capital contribution of sino-foreign equity joint venture companies provide that each party has up to three years upon the issuance of the business license to complete its capital contributions. Generally speaking, if a party fails to make its final contribution after three years, government authority or the performing party would have the right to issue a notice and trigger a mandatory cure period. Failing a cure, the authority or the performing party can initiate the de-registering process. The Company received its business license in January, 2005; therefore, it expects to be afforded the right to fulfil its capital contribution obligations in instalments over the next 20 months. The Company’s joint venture partner, Shandong Jinpeng Copper Co. Ltd. had a requirement to contribute a total of $13,034,000 by way of existing assets at the price ratio of one to one (1:1) to earn its 49% interest. As of the date of this filing, Shandong Jinpeng Copper Co. Ltd. has fulfilled its registered capital requirements to secure its 49% interest.

Subsequent to February 28, 2006, on March 23, 2006, Shandong Jinpeng Copper Co. Ltd. transferred its 49% interest to two PRC parties, those being Zibo Mingtai Recycled Resources Co., Ltd. (39%) and Zouping Huatong Copper Industry Co., Ltd. (10%), as part of a restructuring that was undertaken for the benefit of all parties to the Joint Venture agreement. On March 26, 2006, the SQSS Joint Venture Agreement and Articles of Association were amended accordingly, and further edited to be consistent with current PRC regulations. There were no significant changes to the agreement affecting the Company’s rights or obligations under the agreement. The foregoing is an intermediate step that will facilitate the PRC parties to transfer a substantial portion of the Sino ownership to TNR through a share swap or similar mechanism upon TNR and the PRC parties entering into a definitive agreement. The effect of this contemplated transaction is that TNR would issue a substantial number of common shares for the consideration of increasing it’s ownership in SQSS from its current 51% to as much as 90%, depending on market, independent valuations and several other considerations. TNR and the PRC parties are contemplating a comparable transaction in respect of STJMC.

The Company previously disclosed that it expected both of its joint ventures to commence generating revenues in May 2005. However, it has not been able to meet this expectation in regard to the STJMC joint venture due to conditions surrounding the amendments to the STJMC joint venture agreement. The assets that will be contributed to the STJMC joint venture are currently in operation but its revenues will not be recorded for the benefit of STJMC until the transfer of New Assets has been completed. The Company currently anticipates that such transfer will be completed on or about June 1, 2006. The Company also experienced a delay in revenues from the SQSS joint venture due to a delay in completion of construction of the stainless steel factory. The SQSS joint venture commenced generating revenues from its recently completed construction stainless steel factory in late January, 2006. The Company has reported revenues of US$ 478,644 from operations of the SQSS joint venture through February 28, 2006 as compared to nil revenues for the period ended February, 2005.

The Company expects to allocate revenues, in part, from the operations of SQSS and STJMC to working capital for the Company and to the joint venture companies.  However, the Company cannot be assured that it will be able to fully beneficially use it’s 51% proportional share of the joint venture companies’ respective revenues until such time as it has completed the capital contribution requirements under the respective Joint Venture Agreements, notwithstanding the Company’s potential ability to claim a portion of the 51% revenues based on its percentage completion of the capital contribution.

There can be no assurance that the Company will be able to raise the required funds to fulfil its capital contribution commitments under the respective Joint Venture Contracts. Should the Company be unable to provide the funds required according to a schedule as determined by the respective Joint Venture Board of Directors, the Company could potentially be subject to a diminishment of its’ ownership percentage.  As at the date of this report, the Company has determined from the respective Joint Venture Board of Directors that they are satisfied with the Company’s progress towards meeting its capital contribution obligations.

Over the following twelve months, the Company plans to raise at least US$50 million through the issuance and placement of private equity securities. US$29,950,000 of the placement proceeds would complete the Company’s capital funding obligation and these funds would be available to the Joint Ventures to meet internal cash needs for operations and capital expenditures, among other things. More specifically, the funding will be used to complete construction contracts, fund the procurement and installation of equipment systems, recapitalize the operating companies, and purchase raw materials for both the copper and stainless steel plants. There can be no assurance that the Company will be able to raise these funds or any portion of these funds.

Ongoing development of long-term assets

The Company is overseeing the implementation of a development plan for the completion of the stainless steel operations. It has completed the construction of a casting mill comprising 180,000 metric tons production capacity of continuous casting billet stainless steel and has thereby transitioned its focus from developing production assets to splitting its focus between the completion of other production assets and running a substantial stainless steel operation. Major equipment of the casting mill includes three 200 metric ton electric arc furnaces and two AOD furnaces for further refinement of the stainless steel metal products. The major raw materials include scrap iron and steel sourced through local distributors, imported scrap steel imported from North America and Europe and imported nickel, chromium and other special metals. Initially, a majority of the output is anticipated to be sold to steel companies that would roll the billet steel into intermediate products or, depending on market conditions, the Company may outsource the rolling of billet and sell intermediate stainless steel products such as strip or tubes.

The Company is nearing completion of a strip rolling line capable of producing up to 200,000 metric tons per annum. Billet stainless steel produced in the casting mill is planned to supply the feel stock for the strip production. The strip rolling line is scheduled to be placed into trial production in the second quarter of 2006 and is expected to be capable of reaching full capacity within seven months of the completion of operational testing.  Completion of the strip rolling line is subject to funding engineering, construction, and procurement of about US$9 million under negotiated construction contracts. The Company also plans to initiate the construction of a welded pipe line in the second quarter of 2006. The welded pipe line is planned to be built over approximately seven months with a six month ramp up period. Output from the strip rolling line supplies the feedstock for the welded pipe line.

The Company is constructing a rod rolling line of up to 90,000 metric tons per annum. Construction of the rod rolling line is scheduled for completion and initiation of operations in the first quarter of 2007. The rod rolling line is scheduled to reach its full production capacity in the first quarter of 2008. The capital expenditure for this production line is estimated to equal approximately US$ 10 million and is anticipated to be funded through private placements and/or equity financing raised over the next 12 months.

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

The Company expects to be able to fund the above expansion from a private placement or equity financing in the amount of $50,000,000, as described above.

Results of Operations

The results of operations of the Company are largely dependent on its production capabilities and the general level of economic activity in China. Stainless steel products are used in the construction industry and in manufacturing consumer durable products. We note that economic forecasts indicate a continued fast pace growth in China during 2006 and beyond.

The Company began operating in late January, 2006 following the inauguration of the stainless steel casting mill located in the city of Zibo, Shandong Province, China. Production activity was impacted by the Spring Holiday, the most important national holiday in the country, which began shortly after the inauguration.

The Company’s sales revenue is derived from the sale of stainless steel cast billets to rolling mills located in various provinces across China and from the sale of stainless steel strip and other rolled products following the outsourcing of services provided by rolling mills located in nearby Provinces in China. The cast billets generally are comprised of common stainless steel alloy blends such as 18% chromium and 8% nickel, which is classified as #304 stainless steel.

Net sales for the three months ended February, 28, 2006 were US$ 478,644, representing a very small percentage of the plant’s total output capacity. This compares to nil net sales for the three months ended February 28, 2005. The associated costs of sales and gross profit / (loss) were US$ 1,128,855 and (US$ 650,211), respectively as compared to nil and nil, respectively for the three months ended February 28, 2005. The negative gross profit margin during the latest quarter mainly results from absorbing a relatively large amount of production costs by a relatively small amount of output. Furthermore, as the plant only began producing in the later part of the quarter, there were non-recurring start-up costs, relatively high consumables, and production waste. Management believes that these factors are normal in the start-up phase of a large and sophisticated production operation and are within their expectations.

Selling, general and administrative expenses, such as salaries, office expenses, finance fees, legal and accounting charges, and travel were US$ 3,378,984 for the three months ended February 28, 2006 and US$8,373,257 for the nine month period ended February 28, 2006. The amounts for the comparable periods ended February 28, 2005 were US$511,843 and US$1,710,274, respectively.   The increase of US$ 2,867,141 during the current quarter verses the comparable period of the prior year is the result of the Company reaching the point of commissioning and commencing the operations of the casting mill, increased audit costs, and legal and finance costs associated with increased finance raising activities.

Financing activities

Over the past nine months, the Company has been focused on developing stainless steel production assets. The financing of this development came principally from local bank loans and foreign capital contributions. The Company maintains a very positive relationship with local banks which have increased their loan exposure from US$ 9.7 million as at February 28, 2005 to US$ 35.7 million as at February 28, 2006. The majority of the loan balances are guaranteed by related parties. For the quarter ended February 28, 2006, SQSS borrowed US$ 3.7 million from Zibo Commercial bank at an interest rate of 8.37% per annum and it borrowed US$ 870,484 from Dalian Huaxin at 18% per annum. The short term loans were used to purchase plant and equipment.

The Company raised US$14,460,556 million in restricted TNR Common Stock over the nine months ended February 28, 2006. The funding was raised privately from American and foreign investors through private placement transactions.

Research and Development

SQSS is undergoing initial production of its smelting and casting mill, which was designed by an internationally respected Chinese institute located in Beijing, PRC. SQSS is currently in the process of installing stainless strip production equipment at its rolling mill, adjacent to the casting mill. The rolling mill was designed by another highly regarded institute, located in Shanghai, PRC. Although the current technologies are among the highest in China and internationally, the Company has a policy of investing in and conducting ongoing evaluations of technologies and production methods that may enhance efficiency and the profitability of SQSS.

Procurement and Construction of Plant and Significant Equipment

SQSS has plans over the next nine months to acquire and install additional rolling mill production lines, including a welded pipe line and a rod line. The combined capital investment of these production lines will exceed US$15 million in plant and equipment, which will be funded through private placements and/or equity financing.

During the quarter ended February 28, 2006, the Company took extra measures to classify its construction related assets between categories and although there was no overall affect, there were substantial changes in balances between these fixed asset categories. For example, in May 31, 2005, the Company showed construction in progress of US$58.8 million and US$ 2.0 million in other categories (before depreciation). At February 28, 2006, construction in progress was reduced to US$28.6 million and construction materials and PP&E were US$24.5 million and US$29.0 million before depreciation, respectively.

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

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of February 28, 2006.

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

The Company, as a result of the closing of a Sino-Foreign Joint Venture Agreement on August 17, 2005, its amended and restated Sino-Foreign Joint Venture Agreement on October 7, 2005 and further amended and restated Sino-

Foreign J.V. Agreement in December 2005, is now in the process of implementing internal policies, procedures, and controls that are appropriate for a public company having international manufacturing, sales, and distribution activities. A specific and substantial control initiative undertaken by management is in taking the initial steps towards the procurement of an international standard enterprise resource planning (“ERP”) software system comprising most if not all of the operating activities at the subsidiary level.

Such measures include establishing at the Company's headquarters, and also at the Joint Venture Companies' operating locations, formal risk management, comptroller, internal reporting and review functions.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

During the quarter ended February 28, 2006, the Corporation issued 3,600,000 units of common stock at an average stock price of $2.28 per unit, for total proceeds of $8,200,000.  The units of common stock were distributed by the Company only to accredited investors.  The Company has agreed to pay a finders fee of 10% plus warrants on the placements. 3,560,000 units of common stock were distributed to investors residing outside of the United States and 40,000 units of common stock were distributed to United States residents. A total of 3,620,000 warrants to purchase additional shares of common stock were a part of these issuances, at an average exercise price of $4.56 within a year of issuance.  No further stock or warrants was issued up to the date of this report.

Name of Investor	Number of Units Purchased
Ganqiong Li	1,000,000
Junqing Zhang	100,000
Kiat Hiung Lai	800,000
Sun Liu James Po	60,000
Kiat Hiung Lai	1,000,000
Junqing Zhang	100,000
Diana Tang Chung	500,000

These units of common stock and warrants issued to non-residents of the United States were distributed pursuant to the exemption from registration found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

Name of Investor	Number of Units Purchased
Paul Chang	40,000

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

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.

OTHER INFORMATION

Not applicable

ITEM 6.

EXHIBITS

3.3	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.4	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.5	Certificate of Amendment	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.6	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
4.7	Form of Common Stock Specimen	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.1	Amendment to the Share Exchange Agreement between the Corporation and 9126 2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on August 19, 2004.
10.2	Acquisition Agreement Between RTO Investments Ltd., a Bahamas company and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on December 10, 2004.
10.3	Disposition Agreement between the Corporation, Quattro Investments Limited and Biointegra Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on May 15, 2005

10.4	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.5	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.6	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract Amendment	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.7	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract Amendment	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.8	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd – Amended and Restated Joint Venture Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on October 10, 2005.
10.9	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated December 16, 2005	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on January 23, 2006.
10.10	Shandong Quanxin Stainless Steel Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated March 26, 2006	Filed herewith
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith.
31.2	Section 302 Certification- Principal Accounting Officer and Principal Financial Officer	Filed herewith.
32.1	Certification for CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification or CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA RESOURCES CORP.

Date: April 19, 2006

By:  /s/ Donald Nicholson

Name: Donald Nicholson

Title:  Chief Executive Officer and President and Principal Executive Officer

By:  /s/ Jeff Reynolds

Name: Jeff Reynolds
Title:  Chief Financial Officer and Principal Accounting and Financial Officer