Form 10KSB
period 2006-05-31
TERRA NOSTRA RESOURCES CORP.
filed 2006-10-16
CIK 1167370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
	Commission File Number	0-17232

TERRA NOSTRA RESOURCES CORP.

(Name of small business issuer in its charter)

NEVADA	86-0875500

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 S. Lake Ave., Suite 700, Pasadena, CA	91101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(626) 796-0088
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered under Section 12(g) of the Exchange Act:

100,000,000 Common Shares, US$0.001 Par Value (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[ ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been

subject to such filing requirements for the past 90 days.	Yes	[X]	No
[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

State issuer's net revenues for its most recent fiscal year:

US$5,107,982

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

US$51,054,186 as of September 22, 2006

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

Yes [ ]

No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 15, 2006, the Issuer had a total of 49,156,448 common shares outstanding.

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

Transitional Small Business Disclosure Format (Check one):
_______
Yes
_______
No

ITEM 1. DESCRIPTION OF BUSINESS. (a) Business Development

Terra Nostra Resources Corp (“Terra Nostra” or the “Company”) was formed through a reverse merger with Terra Nostra Technology Ltd (“TNRL”), a fully reporting OTC/Bulletin Board company and a Nevada Corporation. As part of this transaction, Terra Nostra paid a finders’ fee and other consideration while TNRL completed a divestiture and cleared other outstanding debts pursuant to the agreement. The reverse merger was consummated in April, 2005.

In 1994, Shandong Jinpeng Copper Co. Ltd. (“SJCC”) was founded as a wholly Sino private company. SJCC was owned by Ke Zhang, an individual of the PRC (“Sino Partner”) and used to acquire an existing copper processing operation, having associated assets and land use rights, from a local government agency.

On December 23, 2002, Shandong Quanxin Stainless Steel Co. Ltd. (“SQSS”) was formed through a foreign Sino joint venture agreement between SJCC and Hong Kong Hanbang Investment (“HKHI”). Pursuant to the agreement, each party held 50% of the joint venture, which had total registered capital of $26,600,000.

On January 2, 2005, the December 23, 2002 agreement between SJCC and HKHI was amended and restated (the “SQSS JV”). Under the SQSS JV, TNRL was substituted for HKHI as the foreign partner of the Sino Joint Venture and the ownership ratio was changed to 51% and 49% for the foreign and Sino partners, respectively. Under the SQSS JV, TNRL had a total capital contribution commitment of US$13,566,000

Under the laws of the People’s Republic of PRC on Joint Ventures Using Chinese and Foreign Investment, SJCC agreed to contribute certain fixed assets utilized in the production of stainless steel, including equipment, buildings, production lines, property rights and other fixed assets to the joint venture company in exchange for its 49% ownership. Pursuant to the SQSS JV , the effectiveness of the agreement was subject to the fulfillment of certain conditions precedent, including satisfactory due diligence among others by TNRL. Both parties have fulfilled their registered capital obligations under the SQSS joint venture agreement.

On January 10, 2005, Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd (“STJMC”) was formed under a Sino-Foreign Joint Venture Contract (“STJMC JV”) by converting the corporate structure of SJCC from a private PRC company to a Sino-Foreign joint venture company. TNRL, with a total capital contribution commitment of US$27,234,000, became a 51% foreign owner and Sino Partner became a 49% owner. Sino Partner agreed to contribute certain fixed assets, property rights, and other assets in return for its 49% ownership in the STJMC. Pursuant to the STJMC JV agreement, the effectiveness of the agreement was subject to the fulfillment of certain conditions precedent, including satisfactory due diligence among others by TNRL.

On January 20, 2005, the TNRL changed its name from Terra Nostra Technology Ltd. to Terra Nostra Resources Corp.

On August 17, 2005, Terra Nostra reported all requirements had been fulfilled under the SQSS JV and STJMC JV, leading to the completion of the acquisition of 51% of two Sino-Foreign Joint Venture Companies (together the “Joint Ventures”). As a result of the transactions, Terra Nostra changed its fiscal year end to May 31.

With respect to STJMC, on October 7, 2005, the parties to STJMC entered into an Amended and Restated Joint Venture Contract, whereby the combination of fixed assets contributed by Sino Partner was modified to lessen the tax impact of the transaction on Sino Partner.

In further respect to STJMC, on December 16, 2005, the parties to STJMC entered into a Second Amended and Restated Joint Venture Contract to reflect the intent of the parties to substitute other assets of the Sino Partner pursuant to the October 7, 2005 agreement and to clarify certain elements of the Amended and Restated Joint Venture Contract. Certain assets (the “Existing Assets”) contributed by Sino Partner to STJMC prior to December 16, 2005 remained as previously disclosed. These Existing Assets included land use rights, equipment, property, among other assets located in Shandong Province, PRC, having operational production capacity of approximately 30,000 MT (“MT”) of copper and additional production capacity of related products. In addition, the Existing Assets include a new 80,000 MT facility that has been constructed but is not yet operational, as discussed below.

The fixed assets that Sino Partner had intended to contribute to STJMC that belonged to Zouping Jinwang and Zouping Regenerated Resources (the “Replaced Assets”) were substituted with assets under construction as Dongying, Shandong Province, PRC (the “New Assets”). The Replaced Assets are used in the recycling of copper and metal scrap and the processing and fabrication of commodity copper and related products. The New Assets are associated with the processing and fabrication of commodity copper. The New Assets have the potential to generate greater productive output and revenues than the Replaced Assets, are better documented, and represent a better fit with STJMC’s strategic goals of improving product quality, expanding production, developing new products, and gaining a greater position in world markets.

STJMC is planning to phase in approximately 140,000 MT of production capacity that has been newly constructed by Sino Partner. There are two parts to this production capacity: the New Assets, which are located in Dongying, Shandong Province, having production capacity of 60,000 MT; and, a new 80,000 MT capacity facility that is among the Existing Assets, but not yet operational. These facilities are intended to be contributed to STJMC by Sino Partner as a component of the obligation under the STJMC JV, as amended. Although the construction of the plants is completed, Sino Partner has not yet conveyed the respective assets to STJMC as contemplated under the STJMC JV, as revised and restated. The effective dates for conveying the assets under the STJMC JV is a function of the parties completing additional legal, accounting, and governmental obligations, which have commenced. Once these two plants are fully operational and legally established within STJMC, STJMC will have 170,000 MT of production capacity of electrolytic copper output.

The required capital contribution by Terra Nostra to STJMC is unchanged at US$27,234,000. To date, Terra Nostra has contributed US$2,000,000 towards this obligation. Terra Nostra holds a 51% shareholding in STJMC and has treated the transaction, for accounting purposes, as an acquisition. Moreover, under the terms of the Second Amended and Restated Joint Venture Contract, Sino Partner’s capital obligation to STJMC remains as US$26,166,000 for a 49% shareholding in STJMC, and is expected to be satisfied through contributions of assets.

Terra Nostra and Sino Partner have closed the Second Amended and Restated Joint Venture Contract which took full force and effect on May 31, 2006.

The Company is Nevada Corporation, and all dollar amounts used herein refer to U.S. dollars unless otherwise stated.

(b) Business Description Overview of Current Operations

SQSS is a subsidiary of the Company, operating an integrated stainless steel plant in Zibo City, Shandong Province, PRC. SQSS employs three electric-arc furnaces and two AOD refining furnaces in its casting mill that was built with an initial design capacity of 180,000 MT. SQSS is currently in the process of retrofitting its casting mill to expand its design capacity potential to 230,000 MT, a more than 25% increase. The downstream strip rolling mill is to be phased-in over the coming fiscal year and has a design capacity of 150,000 MT per annum. The Company also has advanced plans to develop a 30,000 MT capacity welded tube line and a 60,000 MT capacity rod line, both of which are under evaluation by management. Terra Nostra owns 51% of SQSS under the SQSS JV Terra Nostra has fulfilled its registered capital funding obligation of US$13,566,000 with the final installment contributed in May 2006, securing a certificate of completion from the requisite PRC regulatory bodies.

STJMC, also a subsidiary of the Company, is a producer, seller, and distributor of electrolytic copper, value-added copper products, and precious metals with production locations in Changshan Town and Dongying City, Shandong Province, PRC. STJMC currently sells approximately 8,500 MT per annum of electrolytic copper, 6,000 MT per annum of low-oxygen copper rod, and 7,000 MT per annum of no-oxygen copper rod. The amount of gold and silver sold various widely from year to year based on the mix of scrap and ore used in the production process and precious mineral content of the raw materials. Precious metals sales make up less than 1% of total sales.

Stainless Steel Strip Market in the PRC

World stainless steel industry has grown rapidly over the past 20 years. Global stainless steel production reached 6.4 million MT in 1980, when Japan and the US were the largest producers and consumers. In the last five years, PRC stainless steel demand has driven the global markets to the point where PRC’s stainless steel apparent consumption now exceeds the total combined demand of Japan and the US. In recent years, stainless steel state-owned-enterprises (“SOEs”) and private enterprises in PRC have adopted modern technologies and production techniques.

Due to the PRC’s relatively modest growth in productivity over time compared to its rapidly escalating demand, the PRC has grown dependent on imports.

Besides TISCO and Baosteel (the largest stainless steel producers in the PRC), it is notable that private enterprises, including foreign-invested companies, are increasing their presence among the stainless steel producers.

By the end of 2005, PRC stainless steel smelting production reached an annualized rate of 4 million MT, and increase of 400,000 MT over 2004. After technology upgrades at their facilities, the current productivity of TISCO reached 1 million MT and Baosteel Stainless Steel is producing 800,000 MT per annum.

Baosteel has deferred their planned 1 million MT expansion program until the market outlook strengthens. Besides Baosteel and TISCO, the industry produces 2.2 million MT per annum. The largest SOEs are Nantong Special Steel and Dongbei Special Steel. The top private producers include Ruitian, Jiuli, and Weida.

In 2005, PRC sheet/coil production reached 3.9 million MT. Baosteel was the largest producer of hot roll (“HR”) flat products, followed by TISCO, Youte and Huaguang, respectively. Baosteel inaugurated a new 700,000 MT facility in 2005 and produces a total of 1.4 million MT of HR flat products. TISCO produces 800,000 MT.

Official statistics for 2005 indicate that PRC stainless steel production has grown from 950,000 in 2002 to over 3 million MT. It is noted that the actual production levels are higher than this because the statistics don’t fully capture the production of private mills, which make up roughly half of total production.

The overall steel market has been volatile in 2006 and a consequence has been that stainless steel production has fallen. According to the China Special Steel Enterprises Association (“SSEA”), stainless crude steel produced by the PRC’s 32 largest stainless steel producers reached 820,000 MT for the first half of 2006, up 3.4% year on year. The growth by product class, however, has been mixed: chrome stainless steel production has reached 290,000 MT, down 10.9% year on year; while chrome-nickel stainless steel was 500,000 MT, up 9.4% year on year.

Stainless steel production in the PRC has grown by approximately 980,000 MT over the prior year, including growth of 214,000 MT of stainless sheet. Due to high nickel prices this year (the LME nickel price is upwards of $25,000 per MT, three times higher than it was in 2004), stainless mills have altered their mix of products. Accordingly, austenitic (i.e., 300 series) stainless steel production has decreased while chrome stainless steel production has increased.

As a result of the high price of nickel and other factors, the production of chrome-manganese (i.e., Series 200) stainless steel has grown sharply. However, as these products fail to meet both PRC and international product standards, the production of these products has been called into question by many industry and government officials. It is likely that the government will take measures to limit growth of Series 200 production.

PRC is the world’s largest importer of stainless steel. Import volume comprises a remarkable 65% of its total consumption and represents 20% of the total global trading volume of stainless steel. Driven by strong market demand, PRC stainless steel production levels have increased sharply in recent years resulting in a slowing in the growth of imports and greater export growth.

Generally speaking, PRC’s stainless steel import volume has maintained a stable level of about 3 million MT per annum for the last few years. Imports over the 2003-2005 year period have ranged from 2.83 million in (2004) to 3.02 million (2005). Imports were approximately 1.4 million MT for the first half of 2006. PRC’s main imports are flat products. The import volume of stainless strip and other flat products was 1.3 million MT for January through July, 2006, accounting for 90% of total imports.

Exports, on the other hand, have grown significantly in recent years. Total exports in 2003 were 150,000 MT and grew to an impressive 500,000 MT during the January-July period of 2006.

The table below reflects the PRC’s consumption and production patterns, which statistics are affected by under-reporting from private stainless steel mills. Generally speaking, PRC stainless steel consumption doubled during the tenth five-year plan period (2001-2005) with slower growth during the more recent years:

PRC production, trading, and consumption of stainless steel (000’s MT) Official (under-reported) statistics

	Crude Stainless	Import	Export	Consumption
	Production	Volume	Volume	Volume

2000	700	1,090	10	1,680

2001	900	1,670	10	2,530

2002	1,100	2,400	40	3,300

2003	1,780	2,960	160	4,540

2004	2,360	2,890	400	4,490

2005	2,900	3,020	410	5,070

2006 (forecast)	3,300	2,500	500	4,800

		Source: Steelhome.com.cn

Prices of stainless steel increased gradually over the past couple of years until mid-2005 when prices fell. The price fall mirrored, but was less severe than the price drops in carbon steel over the same period. From 2006, however, stainless prices rebounded in a cost push response to escalating nickel prices.

The LME price of nickel has doubled since March 2006, and there is much controversy surrounding the causes of the increases. Users maintain that the nickel market is not under-supplied; rather, the upsurge in prices is the result of speculation by financial investors (i.e., hedge funds and commodity funds). The counter argument is that the price increases are due to fundamental supply and demand factors, as supported by the fact that LME nickel stocks have dipped to very low levels in recent months.

Another phenomenon of the increase in nickel prices is that there is an increasing supply of scrap being brought to market. World trade in stainless scrap has risen more than 1 million MT over the last four years with only a very minor dampening effect on nickel prices.

The following table shows the price trends for HR stainless flat products, as quoted in Shanghai:

Hot roll stainless steel prices from 2004 to present (RMB/MT)

Source: Steelhome.com.cn

In response to the positive market environment, there are several development projects in the works in PRC’s stainless steel industry. Smelting programs include a new 1.5 million MT plant by TISCO, Baosteel with a 800,000 MT facility planned, ZPSS with 600,000 MT, and Jiuquan Steel with 500,000 MT. It is predicted that current productivity of stainless steel smelting programs under construction has reached 3.7 million MT in 2006.

After the completion of likely construction projects, PRC crude stainless steel productivity will reach 7.7 million MT. In 2007-2008, Tangshan Stainless Steel plans to open two large stainless steel facilities followed by a 200,000 MT line in 2008. Chinese analysts believe that domestic stainless crude steel production could reach 12 million MT by 2010.

Copper Processing Market in the PRC

Copper futures rose to a record US$8,800 aper MT on the London Metal Exchange in May, 2006 and have more than doubled over the past year. The surge comes as funds have boosted investments in commodities, and as PRC, the world's biggest consumer of the metal, has used more copper in generators and pipes. Some analysts believe that copper may reach a new record in the next six months and fluctuate at a high level because of tight supply.

PRC's copper demand is expected to increase 6-8 percent to just under 4 million MT, according to analyst consensus forecasts over the summer. It is noted that PRC relies on imports for about a one-third of its metal needs.

Analysts state that the bull market for copper will last for 2007 and 2008, although the growth in these years will not reach the growth rate enjoyed by copper processors in 2006. PRC used about 22 percent of the world's refined copper last year. The country's power-generating and distribution companies accounted for more than half of the country's consumption. Manufacturers of air conditioners, pipes and automobiles are also major consumers in PRC.

Chinese smelters including Jiangxi Copper, the nation’s largest, boosted output 23 percent in the first half, according to the Beijing-based Mainland Marketing Research Co. Higher output eased the nation's copper imports, which fell more than 20 percent during the same period, from a year earlier.

For the first half of 2006, PRC's copper cathode imports totaled 387,275 MT, down 43.8% from the same period in 2005. Market participants also attribute the fall in copper cathode imports to consumer de-stocking, as well as domestic sales by PRC’s State Reserve Bureau (“SRB”). The SRB manages the nation's copper reserves and is under the National Development and Reform Commission, PRC's top economic planning agency. Market participants say the SRB has released over 100,000 MT of copper in the domestic market since November last year through a combination of public auctions and private sales. In addition, domestic production capacity is growing, which also reduces the need for imports. In the first half of 2006, PRC's copper production rose 23% on year, to 1.42 million MT. The country's import of copper concentrates, the raw material used to make copper cathode, rose 16.2% for the month of June to 306,358 MT.

The copper processing (i.e., production of electrolytic or commodity copper) industry has a few large players; however, the industry is very fragmented otherwise. The top nine, ranked by volume, are shown in the table, below:

Copper processing market leaders, in MT

			Market
Top Producers	2004	2005	Share	Increase
Jiangxi Copper	415,000	450,000	19.1%	3.5%
Tonglin Non-Ferrous	371,000	400,000	17.0%	2.9%
Yunnan Copper	225,000	280,000	11.9%	5.5%
Daye Copper	148,000	170,000	7.2%	2.2%
Jinchuan Non-Ferrous	131,000	170,000	7.2%	3.9%
Baiying	63,000	77,000	3.3%	1.4%
Dachang	61,000	65,000	2.8%	0.4%
Jintian	42,000	60,000	2.6%	1.8%
Yantai	49,000	60,000	2.6%	1.1%
Subtotal	1,505,000	1,732,000	73.7%	22.7%
Other	556,000	618,000	26.3%	6.2%
Total PRC Market	2,061,000	2,350,000	100.0%	28.9%

The top three processors in the market comprise nearly 50% of the PRC market. The next six listed comprise 26% of the PRC market in 2005. Each of the remaining market participants represents less than 2.5% of the PRC market.

Upon the phase-in of the New Assets and the 80,000 MT facility, STJMC will have a scale comparable to Daye Copper and Jinchuan Non-Ferrous and will have production output that ranks it in the top six of all copper producing companies in PRC.

PRC is a large importer of copper concentrate, sourcing most of its supplies from South America, Mongolia and Australia.

Two thirds of PRC’s copper consumption in 2005 was in the wire cable industry, which generated $30 billion of revenues, second only to that of the automotive industry. Power grid expansion, information and telecom growth, power equipment upgrades and energy saving needs are driving up the country’s demand for wire cables and products. The industry has maintained good momentum over the past five years and PRC has surpassed Japan and the United States to become the world’s largest wire cable manufacturer. Over the last 15 years, the PRC wire cable industry has experienced an average annual growth rate of 16%. This level of growth, which substantially outstrips the growth in average domestic product over the same period, is attributed primarily to PRC’s large-scale infrastructure construction over this period.

Investment in power transmission will continue to grow and that will drive up the demand for wire cable and related products, especially copper. Ongoing expansion of the power grid, urban and railway construction and the nuclear power building boom will all contribute to the growth prospects for the wire cable and, by extension, the copper processing industry.

Products, Marketing, and Customers

Copper

Electrolytic copper is a commodity and the market dynamics are very similar to that of other commodities. Since the quality and physical characteristics of electrolytic copper between suppliers is nearly identical, the main differentiation is price and customer service, which is generally viewed in terms of reliability in filling orders at the price promised. It is equally imperative that the subsidiary maintains a reputation for consistently meeting the chemical and physical attributes prescribed under national standards. The actual standards to qualify for #1 status include the following:

  Basic standard: GB/T467-1997
  Chemical contents: GB466-82
  Must have a clean and smooth surface as well as clear-cut corners
  Each sheet must weigh 10kg, or more, having a minimum thickness of 5 mm at the middle point

Other standards have been adopted for electrolytic copper product that are intended for electrical engineering applications and threaded materials using oxygen free rods.

The pricing of electrolytic copper and oxygen free copper rods in PRC is generally linked to the prevailing market (“spot”) prices on the Shanghai Metal Exchange, one of the major world commodity exchanges trading in #1 commodity copper.

The STJMC sells through an internal sales department to end users. STJMC does not use brokers or other middle-men and therefore does not pay broker or other commissions. All of the copper products are presently sold within Shandong Province, which is one of the largest copper consuming provinces in PRC.

The majority of the electrolytic copper is sold to manufacturers of wire cable as discussed in the previous section of this report. Electrolytic copper is an intermediate product used for melting and casting or extruding into copper wires, rods, ingots, or blending with other metals to form metal alloys.

Stainless Steel

SQSS is currently producing cast billets at a low utilization rate of approximately 20% of rated capacity. The primary output is 304 billets, which is an intermediate product that is suitable for downstream rolling into stainless steel strip, stainless steel narrow strip, and stainless steel rod. Grade number 304 stainless steel is the most common stainless steel alloy blend used in both international and PRC markets. Within certain tolerances, grade number 304 stainless has a blend of 18% chromium and 8% nickel and is commonly referred to as 18/8 stainless steel.

The casting mill is designed to produce the full range of billet products, from series 200 and including series 300 and 400. The mix of production quantities is a function of the prevailing market conditions. Notwithstanding the production flexibility, it is likely that there will be more series 300 sold than the other blends combined. Currently in PRC there is debate over the adequacy of series 200, a relatively low-grade product, for applications in the PRC market. Consequently, demand for series 200 is volatile and most likely will be substantially phased out as PRC manufacturers and construction industry customers of stainless steel attempt to increase their overall standards.

The billets will have cut-off sections that equal either 160mm square or 170mm by 210mm. The billet lengths will fall anywhere in the range of 3,000mm to 4,500mm. The weight of the billets will depend on the physical dimensions as outlined above or on the alloy mix. Accordingly, the weight of the billets produced will fall in the range of 600kg to 1,255kg.

SQSS recently completed construction of its strip mill and has commenced production testing. The strip line will convert the stainless steel billet stock produced by the casting mill into narrow stainless steel strip. Stainless steel strip is used in many applications including the production of welded stainless steel pipe, kitchenware, flatware, angle steel, industrial purposes, construction, and automotive, among other industries.

SQSS’s stainless steel strip mill is designed to manufacture narrow strip using a wide range of alloy products as feedstock. In addition to stainless steel series 200, 300, and 400, the mill is equipped to fabricate such other types of steel as mold steel, gear steel, and most types of carbon steel. The rolling mill can produce strip stainless steel with gauges equal to or greater than 2.5mm, with a width of up to 350mm. The sales mix will be dynamic with changes in the market.

Stainless steel products are not commodities like electrolytic copper, at least not in the technical sense. Stainless steel products are not traded on any of the global exchanges for commodities and there can be differences in production quality and specialty alloys which can differentiate the products in ways other than price. Nevertheless, the differences in 18/8 stainless between producers are generally not substantial and there are commodity exchanges, such as the London Metals Exchange, which are evaluating establishing trading markets for stainless steel.

From a marketing standpoint, SQSS’ stainless steel products are sold through an internal sales department and through sales agents. Since SQSS’ stainless steel strip line isn’t fully operational, SQSS is focusing their marketing on outsourcing the rolling to other mills and selling the rolled strip products to downstream fabricators. SQSS is also selling a small amount of billet. Although it is an option to sell a larger percentage of the stainless steel billet to rolling mills, this would miss an opportunity to develop a reputation and following among customers who could potentially become long term customers. A sample of our customers and the product applications are as follows:

Representative customers, product application

Customer
Jiangsu Juxing, Jingsu Province
Qingdao Peiming Metal, Shandong Province
Lichong Yecheng, Guangdong Province
Shanghai Zunma, Shanghai
Shandong Dongjing Cutlery, Shandong Province
Jiangsu Changshu Menglan Xinda, Jiangsu Province

Product Application
Strip mill
Strip mill and decorative materials
Strip mill, angle steel, flat steel, square steel
Welded pipe
Kitchen flatware and tableware
Cold roll strip for industrial applications

(c) Risk Factors

Risks related to operating a business in the PRC

The Joint Ventures are subject to general risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC. The economy of the PRC differs significantly from the economies of the western industrialized nations in such respects as structure, level of development, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. The PRC government encourages substantial private economic activities, but this has only been the case since the early 1990’s.

The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation, for example, have restrained economic expansion in the recent past across several industrial sectors. Similar and continued actions by the PRC government in the future could have a significant adverse effect on domestic economic condition in PRC.

The PRC still does not have a comprehensive system of laws, and enforcement of existing laws may be uncertain and sporadic. There have been many laws and regulations promulgated in recent years dealing with economic matters in general and foreign investment in particular.

The PRC government has been pursuing economic reforms since it first adopted its open-door policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership or the political, economic or social conditions in the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with major banks in the PRC. Terra Nostra’s target customers are primarily located in the PRC; STJMC and SQSS periodically perform credit analysis of some of its customers and monitor the financial condition on a case by case basis to minimize credit risk.

Any devaluation of the Renminbi (“RMB”) versus the US dollar may adversely affect Terra Nostra’s financial performance and asset values when measured in terms of the US dollar. Such devaluation could have a material adverse affect on the Company’s earnings expressed in US dollars. The Company does not hedge its foreign exchange exposure. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The two PRC Joint Venture companies, SQSS and STJMC (collectively referred to as the “Subsidiaries”) receive substantially all of their revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict the ability of the Subsidiaries to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions and interest payments, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents the Subsidiaries from obtaining sufficient foreign currency to satisfy the Subsidiaries’ currency demands, the Subsidiaries may not be able to pay certain expenses as they come due.

The PRC laws and regulations governing the Subsidiaries’ business operations and contractual arrangements are uncertain, and if one of the Subsidiaries is found to be in violation, the violating subsidiary could be subject to sanctions. Additionally, any changes in such PRC laws and regulation may have a material and adverse effect on one or both of the operating businesses.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing the businesses, or the enforcement and performance of the contractual arrangement with suppliers and customers, or the enforcement and performance of the Subsidiaries’ arrangement with customers in the event of the imposition of statutory liens, bankruptcy, or criminal proceedings. The Company and its Subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, the Company and Subsidiaries are required to comply with PRC laws and regulations. These laws and regulations are relatively new and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the PRC authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. The Company and Subsidiaries cannon predict what effect the interpretation of existing or new PRC laws or regulations may have on the businesses. The Company cannot assure that any such restructuring would be effective or would not result in similar or other difficulties. The Subsidiaries, one or both, may be subject to sanctions, including fines, and could be required to restructure their operations. As a result of these substantial uncertainties, the Company cannot assure that it or one or both Subsidiaries will not be found in violation of any current or future

PRC laws or regulations.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect the Subsidiaries’ customers, demand for services and the businesses. All of the Company’s operations are conducted in the PRC and all of the Company’s revenues are generated from sales to businesses operating I the PRC. Although the PRC economy has growth significantly and consistently over the last 28 years, there can be no assurances that such growth will continue. The Subsidiaries have not experienced a contraction in the economy and it isn’t known how well the businesses will perform in a slowdown. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for the Subsidiaries’ products and materially and adversely affect the businesses.

Operating and financing risks

The Company competes with both state owned enterprises, Sino-Foreign Joint Ventures, and Sino private processors and fabricators

While we believe that we will be able compete effectively, both in terms of cost structure and price, many of our competitors are better capitalized, more experienced, and have deeper ties within the Chinese marketplace. We may be unsuccessful in our attempts to compete, which would have a material adverse impact on our business and financial condition. No only are there numerous competitors in PRC, but there may be competitive threats from foreign companies. With the PRC’s entry into the World Trade Organization and the PRC’s agreements to lift many of the barriers to foreign competition, the Company anticipates that the environment in its markets will become increasingly competitive.

The Stainless Steel Joint Venture has very limited trading history and this may not provide a meaningful basis on which to evaluate our business

Although our stainless steel revenues are growing, we are operating at a low level of our design capacity. The Company cannot assure that production will reach break-even levels or that the subsidiary will reach profitability in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses.

SQSS and STJMC will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

  Implement our business plan and strategy and adapt and modify them as needed;
  Manage our expanding operations;
  Maintain adequate control of our expenses;
  Keep up with technological developments;
  Anticipate and adapt to changes among our key customer industries, namely wire and cable, motors, air conditioning and refrigeration, process industries, construction, and power plant development;
  Participate in mergers and acquisitions involving our competitors; and,
  Meet changing competitive and market dynamics.

If the Company is not successful in addressing any or all of these risks, the underlying business may be materially and adversely affected.

The Company’s continued growth and the fulfillment of its business plan is dependent upon the ability to raise capital from outside sources. Management believes that for the Company to meet its growth opportunities, substantial capital infusions are required in a timely manner. In the event that the Company and its Subsidiaries are unable to obtain the necessary financing on acceptable terms, there may be an adverse affect on the Company’s financial position, competitive position, growth and profitability. The ability to obtain acceptable financing at any time may depend on a number of factors, including:

  The Company’s financial condition and results of operations;
  The condition of the PRC economic, political, and legal environment; and,
  Conditions in the relevant financial and capital markets, particularly in the U.S.

SQSS may not achieve yields, volumes, and cost basis to generate profits

SQSS has recently completed construction of its casting mill and has been performing production trials for the past eight months. The production of billet remains at a very low percentage (under 20%) of production utilization and is behind its schedule of increasing production to a level that will allow the subsidiary to generate positive income and positive cash flow. The delays could be attributed to technical issues, a lack of critical skill-sets among the engineering, managerial, production personnel know-how, or merely a function of working capital limitations. Whichever the cause, SQSS may not be able to remedy the situation and may not be able to successfully increase production to a level that will generate profits for the Company. This would potentially have a material adverse affect on the Company’s financial performance and capacity to pay dividends in the future.

The second element of this issue involves the strip mill. Although the strip mill has been constructed, it has only just recently begun test trials, and there are risks that the mill may not have the standards of design, engineering, mechanical function, and technical operational expertise to produce stainless steel strip at levels of volume, quality, and pricing needed to generate profits and positive cash flow. A failure of the subsidiary to meet these standards, produce adequate volumes of quality stainless steel, and command prices that cover fixed and variable costs would potentially have a material adverse affect on the Company’s financial performance and capacity to pay dividends in the future.

The Company has never paid cash dividends and is not likely to do so in the foreseeable future The company currently intends to review its dividend policy as circumstances warrant. There is only a limited trading market for our common stock for Terra Nostra’s common stock

Terra Nostra’s common stock is now listed on the Over The Counter / Bulletin Board in the United States. There is currently limited trading for its common stock and there can be no assurances that a substantially stronger trading market will ever develop. Investors may be unable find it difficult to sell their shares due to the thin trading volume. In addition, broker-dealers who recommend buying in Terra Nostra must follow special sales procedures, including get the purchaser’s written consent prior to the sale. Terra Nostra’s common stock is also subject to the “penny stock” trading rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale.

Terra Nostra’s common stock price is subject to volatility unrelated to the operations of the Subsidiaries

The market price of the Company’s common stock could fluctuate substantially due to a variety of factors including market perception of the ability of Terra Nostra to achieve its planned growth, quarterly operating results of companies viewed as comparable to Terra Nostra, trading volume in the Company’s common stock, changes in general conditions in the economy, perceptions of the market on the future of steel, copper, and other base metals in PRC, and the financial markets or other developments affecting the Company’s competitors or the Company itself.

In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on Terra Nostra’s common stock.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company presently leases office space at 55 S. Lake Ave., Suite 700, Pasadena, CA 91101 from which it conducts its North American headquarter operations. The Company occupies approximately 3,200 square feet of Class A office space. The Company pre-paid rent of approximately US$78,000 in February, 2006, which will cover the basic lease until expiration in mid-January, 2007. The Company is in discussions with the landlord concerning a multi-year renewal period. The Company is evaluating several long-term leasing options and anticipates making a decision on permanent office space in November, 2006.

In addition, the Company leases space at 1128 Alberni Street, Suite 302, Vancouver, British Columbia, Canada. The office area is approximately 650 square feet and is located in a prime office and commercial location in Vancouver. The rent agreement provides for a monthly rent of US$1,100 and is month to month subject to 30-day notice of cancellation.

The Company, through its Subsidiaries owns and leases plants in the PRC and has long-term land use rights, which are common in PRC. SQSS has land use certificates corresponding to 189,387 square meters of land although it utilizing approximately 352,000 square meters in the Zibo High New Technology Property Development Zone, in Shandong Province. SQSS was informed by the Municipality that it will issue land use certificates covering the full occupied area following a land survey. SQSS built and owns the production, offices, warehouses, testing labs, power conversion station, oxygen/argon facilities, canteen, roadways, hard-scapes and soft-scapes, gateways, and other buildings on the site. SQSS also owns the production equipment, fixtures, and other chattels.

STJMC does not hold land use rights certificates corresponding with the property it is occupying. Officially, the land is used under the name of the company that sold the building and site to SJCC in 1994. The seller company was a collectively-owned enterprise. Notwithstanding the above, STJMC has obtained a special certificate issued by Zouping County State Land Resource Administration Bureau (“ZCSLRAB”), which certifies that STJMC is the legal user of the land and that the Land Use Rights Certificate, naming STJMC, is in process. STJMC owns the real and personal property located on the site although these assets would theoretically revert back to the local government upon the expiration of the land use rights. The assets include production facilities, offices, warehouses, testing labs, canteen, roadways, hard-scapes and soft-scapes, gateways and other buildings on the site. STJMC also owns the production equipment, fixtures, and other chattels.

STJMC also entered into an electrolytic copper production line leasing agreement on May 19, 2005 with Dongying Fanguan Copper Co. Ltd. The agreement covers the period from January 1, 2006 to December 30, 2008 and provides for an annual rental fee of RMB 5,300,000. STJMC began using the production line during January 2006.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending May 31, 2006.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock trades on the OTCBB. From January 19 2005 to September 18 2006, the stock was traded under the ticker symbol ‘TNRO”. Since that time until the date of this report, it has traded under the ticker symbol "TNROE". Following is a report of high and low bid prices for the last two fiscal years.

FYE May 31, 2006	High	Low
4th Quarter ended 05/31/06	3.64	2.60
3rd Quarter ended 02/28/06	3.07	2.00
2nd Quarter ended 11/30/05	2.76	2.20
1st Quarter ended 8/31/05	2.84	2.05

FYE May 31, 2005	High *	Low *
4th Quarter ended 05/31/05	3.17	2.49
3rd Quarter ended 02/28/05	5.05	3.70
2nd Quarter ended 11/30/04	3.70	1.70
1st Quarter ended 8/31/04	5.60	2.60

* Stock prices prior to January 20, 2005, are adjusted to reflect a reverse split of the outstanding shares of common stock on a basis of 10:1.

The stock price information above was provided by QuoteMedia.com. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of October 11, 2006, there were 16 market makers in the Company's stock. The last available reported trade by the OTC/BB prior to the filing of this report was October 13, 2006 at US$1.93.

As of May 31, 2006, there were 95 record holders of the Company’s common stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

The total number of shares authorized for issuance under equity compensation plans is 4,000,000.

Plan Category	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available
	outstanding options,	outstanding options,	for future issuance
	warrants and rights	warrants and rights	(c)
	(a)	(b)

Equity compensation plans	None	N/A	N/A
approved by security holders

Equity compensation plans	2,652,000	2.48	1,348,000
not approved by security
holders

Total	2,652,000	2.48	1,348,000

(b) Recent sales of unregistered securities

During the fiscal year ended May 31, 2006, the Company issued the following unregistered securities:

	Amount of		Amount of	Type of
Date		Issued To			Exemption
	Common Shares		Consideration	Consideration
6/1/2005	5,000	Jason Leung	$15,000	$US	Regulation D
6/1/2005	5,000	Winnie Leung	$15,000	$US	Regulation D
6/17/2005	54,000	New Equities Publishing	$98,514	$US	Regulation D
6/17/2005	20,000	Sun Liu James Po	$36,486	$US	Regulation D
11/1/2005	400,000	Sun Liu James Po	$1,000,000	$US	Regulation S
11/1/2005	40,000	Sun Liu James Po	$100,000	$US	Regulation S
11/17/2005	40,000	Jimmy T. Chang	$100,000	$US	Regulation D

11/17/2005	400,000	Tsiun-Cheng Tseng	$1,000,000	$US	Regulation S
11/30/2005	1,200,000	Charnwood Green Ltd.	$3,000,000	$US	Regulation S
12/15/2005	1,000,000	Ganqiong Li	$2,500,000	$US	Regulation S
12/15/2005	40,000	Paul Chang	$100,000	$US	Regulation D
12/15/2005	100,000	Junqing Zhang	$250,000	$US	Regulation S
1/15/2006	800,000	Kiat Hiung Lai	$2,000,000	$US	Regulation S
2/28/2006	60,000	Sun Liu James Po	$150,000	$US	Regulation S
2/28/2006	1,000,000	Kiat Hiung Lai	$2,000,000	$US	Regulation S
2/28/2006	100,000	Junqing Zhang	$200,000	$US	Regulation S
2/28/2006	500,000	Diana Tang Chung	$1,000,000	$US	Regulation S
5/31/2006	1,500,000	Charnwood Green Ltd	$3,000,000	$US	Regulation S
5/31/2006	1,500,000	Kiat Hiung Lai	$3,000,000	$US	Regulation S
5/31/2006	300,000	Junqing Zhang	$600,000	$US	Regulation S

During the year ended May 31, 2006 the Company had the following transactions:

A total of 8,990,000 shares were sold to private investors for total proceeds of $20,030,000, for a weighted average price of $2.228/share, accompanied by a total of 9,390,000 purchase warrants entitling the holder to acquire an additional common share for an average period of 1.5 years, for a weighted average cost of $4.11/share. Of the 9,390,000 purchase warrants, none have been exercised, and 10,000 have expired, leaving a total of 9,380,000 purchase warrants. 54,000 common shares were issued in June 2005 as payment for services rendered by unrelated third parties; these shares were returned and cancelled in February 2006 by agreement. Also in June 2005, 20,000 shares were issued as re-payment to a related party for costs incurred in providing payment to an unrelated third party. In May 2006, 148,000 purchase warrants entitling the holder to acquire an additional common share prior to June 30 2007, for a cost of $2.50/share, as payment to an unrelated third party for financing services provided. A further 492,846 purchase warrants issued in prior fiscal years expired unexercised.

The shares listed in the table above shown as having been sold under the Regulation S exemption were sold in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933. The offer and sale to the purchasers outlined in the Treasury Order was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c). The offer and sale to the purchasers outlined in the Treasury Order was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale: a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration, and; d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from.

The shares listed in the table above shown as having been sold under the Regulation D exemption were exempt from registration pursuant to Rule 506 of Regulation D, promulgated by the SEC under the Securities Act of 1933. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

The Company paid commissions or finders fees in connection with the issuance of such shares, totaling $1,325,000.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

The Stainless Steel Casting Line Has Been Completed and is Undergoing Production Trials

Terra Nostra has completed the construction of a casting mill comprising 180,000 to 230,000 MT production capacity of continuous casting billet stainless steel. Major equipment of the casting mill includes three 17 MT electric arc furnaces, two AOD furnaces for further refinement of the stainless steel metal products and a continuous casting line with cut off torches. The casting mill began production trials in late January, 2006 and is in the process of increasing its production levels and generation of trading revenues. The major raw materials include scrap stainless steel sourced through local distributors, including a Sino Partner affiliate, imported scrap steel imported from North America and Europe, and imported nickel, chromium and other special metal alloys. A majority of the initial output has been outsourced to rolling mills for processing into stainless steel strip and then sold to downstream fabricators. In other cases, billet stainless steel has been sold to rolling mills.

As mentioned previously, the production of billet stainless steel is at a low level of output. The reasons are a result of several factors:

  The technologies require time and a large number of trial operations and successive approximation in order to be adjusted and settings fixed to meet stringent production standards;
  Employees need proper training to perform the many skilled functions that make up the production operation. Functions include the proper handling and movement of material through the production steps; setting, reading and interpreting instrument readings; adding the correct amount of nickel and other alloys at the correct time in the AOD furnaces;
  It is a learning process to maintain proper temperatures of the in-process stainless steel at the stages of production;
  There is a need to improve the effectiveness of the quality controls at the critical stages to ensure minimum defects and costly wastage; and,
  Improved working capital resources and management to ensure reliable, uninterrupted supply of feedstock materials.

The Stainless Steel Strip Line has been Constructed, with Initial Production Tests Underway

The Company recently completed construction of a strip rolling line capable of producing up to 150,000 MT per annum. For the next several months, the subsidiary will undergo tests, production trials, and over time will ramp up to the terminal production utilization of 80%-100% of rated capacity. SQSS is currently in the process of hiring and training the requisite workforce.

Billet stainless steel produced in the casting mill is planned to supply the feed stock for the strip production. The strip rolling line is scheduled to be placed into operation in the second quarter of fiscal 2006/2007 and is expected to be capable of reaching full capacity within seven months of operations, barring unforeseen technical difficulties and no limitations on the availability of stainless steel billet.

As mentioned previously, SQSS is outsourcing the rolling of stainless steel strip and selling and marketing strip to downstream customers across PRC. The Company is selling through its internal sales department and sales agents. As SQSS is able to increase output, it may be necessary for it to increase its internal sales and marketing department, the external sales network, or both.

The Company is Evaluating the Design Development of Other Stainless Steel Production Lines

The Company is also evaluating several options for other stainless steel production lines that will complement the existing casting mill and strip mill. The SQSS has already completed construction of a production building with infrastructure and utilities in place. The strip line is using approximately a third of the available square footage within the building and expects to develop at least two additional production lines over the next two years, or so, depending on the availability of financial capital and market conditions.

SQSS has developed advanced designs, engineering, and construction plans for a stainless steel rod line and a welded pipe line. A potential rod line would use billet for its raw material, which would be sourced from the adjoining casting mill or, if necessary, purchased from outside vendors. The welded pipe production line would use stainless steel strip from the adjoining line and has the advantage of not creating a potential competing interest for output from the casting mill. A third option would be to develop a seamless stainless steel pipe production line. A seamless line would rely on a source of stainless steel rod and would only be given further consideration by management in the event that there is a final decision to proceed with the option to construct a rod line. Similar to the welded pipe line, there is an inherent advantage in that the seamless line would not compete with any other production line for output from the casting mill.

The Existing Copper Operations will Continue Much as Before with Minor Changes

The foundation and platform for the Company’s PRC operations is the STJMC Copper Processing Facility in Changshan Town, Zouping County, Shandong Province. As mentioned above, the existing copper operation at Changshan has the capacity to process 30,000 MT of electrolytic copper, 15,000 MT of oxygen free copper rods, and 20,000 MT of low-oxygen copper rods. The difference between “oxygen free” and “low-oxygen” is that oxygen free rods are extruded from melted electrolytic copper where low-oxygen rods are produced from melted #1 copper scrap that hasn’t been processed through the electrolysis plant. This plant is the flagship copper processing and fabrication business led by Sino Partner, which he founded in 1994. The Company does not see material gains from altering the current operating formula.

140,000 MT of Additional Electrolytic Capacity Coming On-line in the Near-Term

STJMC is planning the phasing in of approximately 140,000 MT of production capacity that has been newly constructed by Sino Partner. There are two parts: the New Assets, which are located in Dongying, Shandong Province, having production capacity of 60,000 MT; and, a new 80,000 MT capacity facility that is among the Existing Assets, but not yet operational. These facilities are intended to be contributed to STJMC by Sino Partner as a component of the registered capital obligation under the STJMC JV, as amended. Although the construction of the plants is completed, these assets have not yet conveyed as contemplated under the STJMC JV, as revised and restated. The effective dates for conveying the assets under the STJMC JV are a function of the parties completing additional legal, accounting and governmental obligations, which have commenced.

The operating plan for these un-utilized assets cannot be separated from the financing plan. The assets represent a near term potential for the Company to embark on a tremendous growth phase. However, realizing this potential is largely a function of the Company raising sufficient capital to feed the plants with raw materials and support the start-up needs of these operations. The plant at Dongying has completed production trials and is operating intermittently. The new 80,000 MT plant has undergone trials of the furnace and casting processes; however, the electrolytic plant will not initiate production trials until the working capital sources are secured.

Results of Operations

Since the Company acquired STJMC on May 31, 2006, the final day of the most recent fiscal year, this report on the results of operations will be limited to a discussion of Terra Nostra and SQSS.

For the years ended May 31, 2006 and 2005 the Company incurred operating losses of US$13,533,232 and US$3,051,845, respectively. Although the Company is reporting total revenues of US$5,107,982 for fiscal year ended May 31, 2006 versus nil in the prior year, the Company experienced a loss at the gross profit level of US$1,739,037. The cost of sales for the current year of US$6,847,019 reflects the fact that the Company is only recently emerging from its development stage and is experiencing high unit costs of production for the following reasons:

  A low level of volume to spread direct labor and overhead costs;
  Relatively low yield rates during the trial phase;
  Low purchase volumes that don’t qualify for volume discounts; and,
  High initial maintenance and operating costs

Management asserts that these factors are normal for a start up stainless steel operation and will lessen or disappear over time as production volumes increase.

In fiscal 2005, the SQSS plants were under construction and the operating and pre-operating (i.e., start-up) costs were relatively minor. As a result of these start-up costs, some of which are non-recurring, the general and administrative costs in the PRC increased from US$1,238,238 in fiscal 2005 to US$3,762,230 in fiscal year ended May 31, 2006, an increase of US$2,523,992.

The North America holding company incurred significantly greater costs in fiscal year ended May 31, 2006 than in the prior year. Its costs increased from US$1,603,793 in the prior year to US$ 7,275,557 in the current year, an increase of US$5,671,764. The higher costs included those costs associated with private placements, higher management and overhead costs, and increases in professional services fees, such as accounting services.

Depreciate and amortization expenses increased to US$700,922 in year ended May 31, 2006 versus US$209,814 incurred in the prior year, an increase of US$491,108. The increase is attributed to the higher plant and equipment costs, as the amortization associated with land use rates was held at a constant level.

Interest expenses increased from US$769,527 in fiscal year ended May 31, 2005 to US$3,151,492 in the current year, an increase of US$2,381,965. Although there was a decrease in the imputed interest expense, which is charged against related party loans, the balance of interest bearing bank loans increased by US$39,846,653 from May 31, 2005 to May 31, 2006. The proceeds of the bank loans were used to acquire plant, property, and equipment and to purchase inventory associated with the start-up of operations at SQSS.

The Company reported US$254,678 in foreign currency gains in the recent current year, attributed primarily to the slight strengthening of the PRC RMB as compared to the US dollar.

Net losses for fiscal year ended May 31, 2006 an 2005 were US$11,595,942 and US$2,734,758, respectively.

Summary of Working Capital and Stockholders’ Equity

As of May 31, 2006, the Company has negative working capital of US$29,396,325 and shareholders’ equity of US$12,289,326 compared with negative working capital of US$49,390,448 and shareholders’ equity of US$8,734,476. The Company’s negative working capital decreased principally because the balance sheet for May 31, 2006 included STJMC, which had positive working capital of US$29,658,712 on that date. The shareholders’ equity, post eliminations increased from US$8,734,476 on May 31, 2005 to US$12,289,326 on May 31, 2006. The increase primarily reflects that the capital raised by Terra Nostra exceed the consolidated losses.

Financing Activities

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. The operations of the Company as at May 31, 2006 are undertaken by the Subsidiaries, two Sino-Foreign Joint Venture Companies in which the Company holds a 51% interest, operating under the laws of the PRC. There can be no assurance that the Company will be able to raise the required funds to fulfill its capital contribution commitments under the respective STJMC JV. Should the Company be unable to provide the funds required according to a schedule as determined by the STJMC Board of Directors, the Company could potentially be subject to a diminished ownership percentage.

The Company has recently embarked on a new finance raising program. The intent of the program is to arrange up to $50 million in unregistered equity securities. In this regard, the Company has engaged the services of a New York-based investment bank that specializes in placing securities for small/micro cap companies and has a successful track record assisting companies that have their primary operations in PRC. If we are able to complete such financing, the proceeds will complete the Company’s registered capital funding obligation under the STJMC JV and recapitalize both subsidiary joint ventures. The registered capital funding will be used by STJMC to finance its operating needs. None of the funding that is down-streamed to the Subsidiaries will be used to acquire equity from the Sino Partner or otherwise be diverted from meeting the working capital and fixed asset needs of the Subsidiaries. The Company’s investment bank has not agreed to underwrite this financing and there are no assurances at this time that the Company will be able to complete an equity financing for $50 million or any other amount.

Compliance with Environmental Laws and Regulations

Based on the equipment, technologies and proactive measures adopted, the Company is not considered a high-pollution factory in PRC. The production processes use a small amount of water and this renders minimal chemical pollution. The strip line will use a gas fired reheat furnace, which is recommended by the State Environmental Protection Agency. The stainless steel casting mill uses state of the art air pollution systems to extract smoke and gaseous emissions and draw it through multi-stage filtration units.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS TERRA NOSTRA RESOURCES CORP. FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets	F-3 to F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Cash Flows	F-6
Consolidated Statement of Stockholders’ Equity	F-7
Notes to Financial Statements	F-8to F-24

TERRA NOSTRA RESOURCES FINANCIAL STATEMENTS

AS AT THE FISCAL YEARS ENDED MAY 31, 2006 and 2005

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Terra Nostra Resources Corporation and Subsidiaries Pasadena, CA

     We have audited the accompanying consolidated balance sheets of Terra Nostra Resources Corporation and Subsidiaries as of May 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended May 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP Rotenberg & Co., LLP Rochester, New York September 5, 2006

TERRA NOSTRA RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2006 AND 2005
US$

	2006	2005
Current Assets
Cash	19,348,547	122,552
Cash - Restricted	11,433,207	4,926,735
Notes Receivable	62,353	-
Accounts Receivable	7,862,083	-
Other Receivables, Net	7,136,603	4,910,629
Other Receivables - Related party	25,707,370	23,579,287
Short Term Investment	24,941	-
Inventory	25,505,079	-
Prepaid Expenses	3,537,389	18,004
Prepaid Expenses - Related party	1,452,259	-
Total Current Assets	102,069,831	33,557,207

Long-Term Assets
Investment	3,864,895	-
PP&E	46,081,421	1,927,382
Less Accumulated Depreciation	(4,710,997)	(154,420)
Construction Materials	40,623	57,056
Construction in Progress	17,192,511	58,880,411
Land Use Rights	5,025,487	4,563,792
Total Long-Term Assets	67,493,940	65,274,221

Other Assets
Deferred and Other Assets	357,711	394,163
Total Deferred and Other Assets	357,711	394,163

Total Assets	169,921,482	99,225,591

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	1,865,500	239,742
Bank Loans, Short Term	50,406,545	10,559,892
Notes Payable, Other	20,638,998	7,188,942
Land Use Rights Payable	2,714,268	590,291
Construction Costs Payable	9,989,247	3,748,328
Tax Payable	9,024,169	-
Other Liabilities	5,829,011	1,999,286
Other Liabilities - Related Party	30,998,418	58,621,174
Total Current Liabilities	131,466,156	82,947,655

Long Term Liabilities
Land Use Rights Payable	-	2,105,000
Minority interest	26,166,000	5,438,460
Total Long Term Liabilities	26,166,000	7,543,460

Shareholders' Equity	2006	2005
Class A Common Stock - authorized 100,000,000 shares with a
par value of $0.001; 49,156,448 issued and outstanding as at
May 31, 2006; 40,146,448 shares issued and outstanding as at
May 31, 2005	49,156	40,146
Additional Paid in Capital	33,805,004	12,369,261
Paid In Capital	1,160,554	9,345,520
Accumulated Other Comprehensive Income	254,677	--

Reserves	2,028,858	5,314,498
Retained Earnings	(25,008,923)	(18,334,949)
Total Shareholders' Equity	12,289.326	8,734,476

Total Liabilities and Shareholders' Equity	169,921,482	99,225,591

TERRA NOSTRA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2006 AND 20005
US$

	2006	2005
Revenues	5,107,982	-
Cost of Sales	6,847,019	-

Gross Profit	(1,739,037)	-

Expenses:
Selling	55,486	-
General and Administrative - North America	7,275,557	1,603,793
General and Administrative - PRC	3,762,230	1,238,238
Depreciation and Amortization	700,922	209,814

Total Expenses	11,794,195	3,051,845

Operating Profit / (Loss)	(13,533,232)	(3,051,845)

Interest (Expense)	(3,151,492)	(769,527)

Other Income / (Expense)
Other Income	41,594	-
Non-operating Expense	(27,121)	-

Income / (Loss) Before Income Tax	(16,670,251)	(3,821,372)

Provision for Income Tax	-	-

Income / (Loss) Before Minority Interest	(16,670,251)	(3,821,372)
Minority Interest	5,074,309	1,086,614

Net Income (Loss)	(11,595,942)	(2,734,758)

Other Comprehensive Income:
Foreign Currency Translation Adjustment	254,678	-

Comprehensive Income (Loss)	(11,341,264)	(2,734,758)

(Loss) Per Share - weighted average	$ (0.27)	$ (0.09)
(Loss) Per Share - fully diluted	$ (0.21)	$ (0.09)

Weighted Average Number of Shares	42,925,833	30,358,253
Fully Diluted Number of Shares	55,105,833	30,861,099

TERRA NOSTRA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2006 AND 2005
US$
	2006	2005
Net Income (Loss)	(11,595,942)	(2,734,758)

Adj. to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation	1,432,795	114,728
Amortization	14,788	95,086
Imputed Interest	3,131,738	1,839,957
Minority Interest	(5,074,309)	(1,086,614)
Management Options and Investor Warrants	2,519,066	-

Changes in Assets and Liabilities:
Accounts Receivable	(7,862,083)	-
Other Receivables	(2,225,974)	(3,053,209)
Other Receivables - Related Party	(2,128,083)	(16,881,640)
Notes Receivable	(62,353)	-
Inventory	(25,505,079)	-
Prepaid Expenses	(3,519,385)	44,521
Prepaid Expenses - Related Party	(1,452,259)	-
Accounts Payable	1,662,210	(304,661)
Tax Payable	9,024,169	-
Other Liabilities	3,829,725	260,844
Other Liabilities - Related Party	(27,622,756)	5,189,555
Net Cash Flows from Operating Activities	(-65,433,732)	(16,516,191)

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(44,154,039)	(265,285)
Construction Materials	16,433	(10,657)
Construction in Progress	41,687,900	(8,349,566)
Construction Costs Payable	6,240,919	-
Short Term Investment	(24,941)	-
Land Use Right Payable	(442,718)	-
Investment in Intangible Assets	-	(98,790)
Deferred Assets	36,452	290,820
Investment	(3,864,895)	-
Net Cash Flows from Investing Activities	(504,889)	(8,433,478)

Cash Flows from Financing Activities:
Proceeds from Borrowings	39,846,653	6,935,216
Cash Pledged to Bank	(6,506,472)	(1,302,045)
Notes Payable	13,450,056	3,564,265
Addition of Minority Interest	25,801,849
Capital Contributions	12,317,852	15,784,152
Net Cash Flows from Financing Activities	84,909,938	24,981,588

Net Increase (Decrease) in Cash	18,971,317	31,919
Effect of Exchange Rates on Foreign Currency Transactions	254,678	-
Cash - Beginning of Period	122,552	90,633
Cash - End of Period	19,348,547	122,552

Supplemental Cash Flow Disclosures:
Interest Paid	2,029,634	431,283
Income Tax Paid	-	-

	TERRA NOSTRA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2006 AND 2005

	Common	Par Value Total Issue Additional Consol Total				Consol -	Consol	Retained
	Stock Shares Common		Value of	Paid in	Paid in	Additional	Accum.	Earnings	Stockholders
		Stock	Stock	Capital	Capital	Paid in	Other	(Deficit)
						Capital	Comp.
							Income

Balance at May 31, 2005	40,146,448	40,146	12,409,407	12,369,261	18,706,173	18,382,720	0	(12,737,144)

Issue of common stock for private
placement (6/05)	84,000	84	165,000	164,916	165,000	164,916
SQSS Foreign Exchange translation
difference at 51%
SQSS (Loss) at 51%								(499,465)
Management options (TNR)			444,585	444,585	444,585	444,585		(444,585)
TNR (Loss) to Aug 31, 2005								(2,102,093)

Issue of common stock for private
placement	2,080,000	2,080	5,200,000	5,197,920	5,200,000	5,197,920
SQSS investment by TNR at 51%					943,500	943,500
Elimination of SQSS TNR investment					(1,850,000)	(1,850,000)
SQSS (Loss) to Nov 30, 2005								(521,988)
SQSS Foreign exchange translation
difference at 51%
TNR (Loss) to Nov 30, 2005								(1,322,033)

Issue of common stock for private
placement	3,600,000	3,600	8,200,000	8,196,400	8,200,000	8,196,400
Cancellation of common stock	(54,000)	(54)	(98,514)	(98,460)	(98,514)	(98,460)
SQSS investment by TNR at 51%					2,550,000	2,550,000
Elimination of TNR investment in
SQSS					(5,000,000)	(5,000,000)
SJCC investment by TNR at 51%
Elimination of SJCC TNR investment
SQSS (Loss) to Feb 28, 2006								(1,267,740)
SQSS Foreign Exchange translation
difference at 51%
Warrants issued to investors and
financial arranger			64,693	64,693	64,693	64,693		(64,693)
TNR (Loss) to Feb 28, 2006								(1,498,783)

Issue of common stock for private
placement	3,300,000	3,300	6,600,000	6,596,700	6,600,000	6,596,700
SQSS investment by TNR at 51%					2,915,160	2,915,160
Elimination of SQSS TNR investment					(5,716,000)	(5,716,000)
Reclassify Imputed interest from FY
2005								1,554,845
Current year imputed interest charge
at SQSS								562,073
Current year imputed interest charge
at TNR			19,755	19,755	19,755	19,755
Transfer from Paid in Capital to Other
Comp. Income					(139,425)	(139,425)
Management options issued Q1			1,140,800	1,140,800	1,140,800	1,140,800
Management options - TNR			836,641	836,641	836,641	836,641		(836,641)
Warrants issued to investors and
financial arranger			32,347	32,347	32,347	32,347		(32,347)
SQSS (Loss) to May 31, 2006								(2,492,027)
Recognize SQSS impairment loss							260,407
Terra Nostra Foreign Exchange
translation difference							(5,730)
Opening balances of SJCC @ 51%
TNR (Loss) to May 31, 2006								(994,136)

Balance at May 31, 2006	49,156,448	49,156	35,014,714	34,965,558	35,014,714	34,965,558	254,677	(22,980,065)

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 20005

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Terra Nostra Resources Corp (“Terra Nostra” or the “Company”) was formed through a reverse merger with Terra Nostra Technology Ltd (“TNRL”), a fully reporting OTC/Bulletin Board company and a Nevada Corporation. As part of this transaction, Terra Nostra paid a finders’ fee and other consideration while TNRL completed a divestiture and cleared other outstanding debts pursuant to the agreement. The reverse merger was consummated in April, 2005.

In 1994, Shandong Jinpeng Copper Co. Ltd. (“SJCC”) was founded as a wholly Sino private company. SJCC was owned by Ke Zhang, an individual of the PRC (“Sino Partner”) and used to acquire an existing copper processing operation, having associated assets and land use rights, from a local government agency.

On December 23, 2002, Shandong Quanxin Stainless Steel Co. Ltd. (“SQSS”) was formed through a foreign Sino joint venture agreement between SJCC and Hong Kong Hanbang Investment (“HKHI”). Pursuant to the agreement, each party held 50% of the joint venture, which had total registered capital of $26,600,000.

On January 2, 2005, the December 23, 2002 agreement between SJCC and HKHI was amended and restated (the “SQSS JV”). Under SQSS JV, TNRL was substituted for HKHI as the foreign partner of the Sino Joint Venture and the ownership ratio was changed to 51% and 49% for the foreign and Sino partners, respectively. Under the SQSS JV, TNRL had a total capital contribution commitment of US$13,566,000

Under the laws of the People’s Republic of PRC on Joint Ventures Using Chinese and Foreign Investment, SJCC agreed to contribute certain fixed assets utilized in the production of stainless steel, including equipment, buildings, production lines, property rights and other fixed assets to the joint venture company in exchange for its 49% ownership. Pursuant to the SQSS JV , the effectiveness of the agreement was subject to the fulfillment of certain conditions precedent, including satisfactory due diligence among others by TNRL. Both parties have fulfilled their registered capital obligations under the SQSS joint venture agreement.

On January 10, 2005, Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd (“STJMC”) was formed under a Sino-Foreign Joint Venture Contract (“STJMC JV”) by converting the corporate structure of SJCC from a private PRC company to a Sino-Foreign joint venture company. TNRL, with a total capital contribution commitment of US$27,234,000, became a 51% foreign owner and Sino Partner became a 49% owner. Sino Partner agreed to contribute certain fixed assets, property rights, and other assets in return for its 49% ownership in the STJMC. Pursuant to the STJMC JV agreement, the effectiveness of the agreement was subject to the fulfillment of certain conditions precedent, including satisfactory due diligence among others by TNRL.

On January 20, 2005, the TNRL changed its name from Terra Nostra Technology Ltd. to Terra Nostra Resources Corp.

On August 17, 2005, Terra Nostra reported all requirements had been fulfilled under the SQSS JV and STJMC JV, leading to the completion of the acquisition of 51% of two Sino-Foreign Joint Venture Companies (together the “Joint Ventures”). As a result of the transactions, Terra Nostra changed its fiscal year end to May 31.

With respect to STJMC, on October 7, 2005, the parties to STJMC entered into an Amended and Restated Joint Venture Contract, whereby the combination of fixed assets contributed by Sino Partner was modified to lessen the tax impact of the transaction on Sino Partner.

In further respect to STJMC, on December 16, 2005, the parties to STJMC entered into a Second Amended and Restated Joint Venture Contract to reflect the intent of the parties to substitute other assets of the Sino Partner pursuant to the October 7, 2005 agreement and to clarify certain elements of the Amended and Restated Joint Venture Contract. Certain assets (the “Existing Assets”) contributed by Sino Partner to STJMC prior to December 16, 2005 remained as previously disclosed. These Existing Assets included land use rights, equipment, property, among other assets located in Shandong Province, PRC, having operational production capacity of approximately 30,000 MT (“MT”)of copper and additional production capacity of related products. In addition, the Existing Assets include a new 80,000 MT facility that has been constructed but is not yet operational, as discussed below.

The fixed assets that Sino Partner had intended to contribute to STJMC that belonged to Zouping Jinwang and Zouping Regenerated Resources (the “Replaced Assets”) were substituted with assets under construction as Dongying, Shandong Province, PRC (the “New Assets”). The Replaced Assets are used in the recycling of copper and metal scrap and the processing and fabrication of commodity copper and related products. The New Assets are associated with the processing and fabrication of commodity copper. The New Assets have the potential to generate greater productive output and revenues than the Replaced Assets, are better documented, and represent a better fit with STJMC’s strategic goals of improving product quality, expanding production, developing new products, and gaining a greater position in world markets.

The required capital contribution by Terra Nostra to STJMC is unchanged at US$27,234,000. To date, Terra Nostra has contributed US$2,000,000 towards this obligation. Terra Nostra holds a 51% shareholding in STJMC and has treated the transaction, for accounting purposes, as an acquisition. Moreover, under the terms of the Second Amended and Restated Joint Venture Contract, Sino Partner’s capital obligation to STJMC remains as US$26,166,000 for a 49% shareholding in STJMC, and is expected to be satisfied through contributions of assets.

Terra Nostra and Sino Partner have closed the Second Amended and Restated Joint Venture Contract which took full force and effect on May 31, 2006.

STJMC is planning to phase in approximately 140,000 MT of production capacity that has been newly constructed by Sino Partner. There are two parts to this production capacity: the New Assets, which are located in Dongying, Shandong Province, having production capacity of 60,000 MT; and, a new 80,000 MT capacity facility that is among the Existing Assets, but not yet operational. These facilities are intended to be contributed to STJMC by Sino Partner as a component of the obligation under the STJMC JV, as amended. Although the construction of the plants is completed, Sino Partner has not yet conveyed the respective assets to STJMC as contemplated under the STJMC JV, as revised and restated. The effective dates for conveying the assets under the STJMC JV is a function of the parties completing additional legal, accounting, and governmental obligations, which have commenced. Once these two plants are fully operational and legally established within STJMC, STJMC will have 170,000 MT of production capacity of electrolytic copper output.

SQSS is an integrated stainless steel plant, operating out of Zibo City, Shandong Province, PRC and employs three electric-arc furnaces and two AOD refining furnaces in its casting mill that was built with an initial design capacity of 180,000 MT. SQSS is currently in the process of retrofitting the casting mill to expand its design capacity to up to 230,000 MT, potentially a more than 25% increase. The downstream strip rolling mill is to be phased in over the next fiscal year. The downstream strip rolling mill is to be phased in over the coming fiscal year and has a design capacity of 150,000 MT per annum. The Company also has advanced plans to develop a 30,000 MT capacity welded tube line and a 60,000 MT capacity rod line, both of which are under evaluation by management. Terra Nostra owns 51% of SQSS under the SQSS JV. Terra Nostra has fulfilled its registered capital funding obligation of US$13,566,000 with the final installment contributed in May, 2006, securing a certificate of completion from the requisite PRC regulatory bodies.

STJMC is a producer, seller, and distributor of electrolytic copper, value-added copper products, and precious metals with production locations in Changshan Town and Dongying City, Shandong

Province, PRC. The company currently sells approximately 8,500 MT per annum of electrolytic copper, 6,000 MT per annum of low-oxygen rod, and 7,000 MT per annum of no-oxygen rod. The amount of gold and silver sold various widely from year to year based on the mix of scrap and ore used in the production process and precious mineral content of the raw materials. Sales of precious metals make up less than 1% of total sales.

2. BASIS OF PRESENTATION

The financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and include the accounts of Terra Nostra and its Subsidiaries for all periods presented. The Consolidated financial statements of Terra Nostra reflect the activities of the following Subsidiaries:

Subsidiary	Percentage of Ownership
Shandong Quanxin Stainless Steel Co.	51%
Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd.	51%

Also, STJMC owns the 49% minority interest in SQSS. For accounting purposes, the investment follows the equity method as discussed below. STJMC’s share of SQSS’ net income or losses is treated as investment income in the period earned.

Since the acquisition of STJMC was effective May 31, 2006, the balance sheet of STJMC as at that date will be included in the consolidated financial statements and the Statement of Shareholders’ Equity for the Year Ended May 31, 2006. Furthermore, the accounts of STJMC will not be included in the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.

Basis of Consolidation

An investment entity is regarded as a subsidiary if the Company has control over its operating and financial policies, generally determined by the ownership of more than 50% of the voting stock of the investment entity. In such cases, the Company’s policy is to consolidate the accounts of the subsidiary or Subsidiaries with material inter-company accounts and transactions eliminated. Post-acquisition earnings of the acquired entity are combined with the Company’s earnings.

Entities over which the Company has the ability to exercise significant influence, generally determined by ownership of between 20% and 50% of the voting stock of the investment entity, are accounted for under the equity method of accounting. An investment is recorded under the cash method where the ownership level of voting stock is less than 10% and the Company is deemed to have nominal, if any, influence over operating and financial policies.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A. Cash and Equivalents

Cash and cash equivalents include cash on hand, and any other highly liquid investments purchased with an original maturity of three months or less. The carrying amounts approximate fair value because of the short-term maturity of those instruments. A portion of cash is restricted cash, which has been pledged to its banks to secure notes payable. This restricted cash is not as liquid as other cash, and has accordingly been given a separate sub-classification in the attached financial statements.

B. Accounts Receivable

In order to determine the fair value of accounts receivable, a provision is recorded for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collect-ability of outstanding accounts receivable. The policy is to evaluate the credit risk of its customers utilizing historical data and estimates of future performance. Accounts receivable balances of the Company and its Subsidiaries were US$7,862,083 as at May 31, 2006. The accounts receivable balance for SQSS was US$302,723 as at May 31, 2006

C. Other Receivables

The majority of this item reflects cash advances against which there are neither formal agreements nor contractual rates of interest. The Company accrues imputed interest at the rate of 4.5% . These amounts will be reduced as advances are repaid, services are rendered, or supplies/equipment conveyed. In order to determine the fair value of other receivables, a provision for doubtful accounts is booked to cover estimated credit losses. Management will review and adjust this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding other receivables.

D. Short Term Investment

Short term investments are made from time to time in PRC based investment funds and trusts. The investments are valued at the lower of net asset value or estimated net recoverable value. The Company reviews its short term investment positions periodically. The short term investment as at May 31, 2006 was with a listed investment fund in the amount of US$24,941.

E. Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the moving average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The net realizable value of its inventories will be evaluated on a regular basis and a provision for loss will be booked accordingly to reduce the computed moving-average cost if it exceeds the net realizable value.

F. Property, Plant, and Equipment

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The estimated useful lives within ranges or as otherwise specified, as follows:

Asset Category	Estimated Useful Life
Buildings	30- 40 years
Plant and machinery	5-20 years
Motor vehicles	5-10 years
Office equipment and furnishings	5 years

When assets are retired or disposed of, the costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statement of operations in the year of disposition.

G. Financial Instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”), Disclosures about Fair Value of Financial Instruments requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of financial instruments including cash, receivables, prepaid expenses, accounts payable, bank loans and notes payable approximates their fair value at the reporting balance sheet dates due to the relatively short-term nature of these instruments. The fair market value of long-term debt can not be determined due to a lack of comparability of similar market instruments.

H. Construction in Progress

Construction in progress represents buildings, machinery and other long-term assets under construction or installation, which accounts are stated at cost less any impairment losses, and are not depreciated. Cost comprises the direct costs of purchase, construction and installation. Construction in progress is reclassified to the appropriate category of long-term assets when completed and ready for use. The management is of the opinion that no impairment loss is considered necessary at either year-end.

I. Deferred Assets

Deferred assets are payments that will be assigned as expenses in a later period, but that are paid in advance and temporarily set up as assets on the balance sheet. Deferred assets were US$357,711as at May 31, 2006 and US$394,163 as at May 31, 2005.

J. Related Parties

Parties are considered to be “related” if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial or operational decisions. Parties are also considered to be “related” if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

K. Impairment of Long-Term Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", an impairment loss is recorded against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of May 31, 2006, and May 31, 2005, management expects the Company’s long-term assets to be fully recoverable.

L. Foreign currency translation

The Company maintains its books and accounting records at the subsidiary level in the functional currency of PRC, the Renminbi ("RMB"). Translation of amounts from RMB to United States dollars ("US$") has been made at the following exchange rates for the respective years:

May 31, 2006:
Balance Sheet -	RMB 8.0188 to US$1

May 31, 2005:
Balance Sheet -	RMB 8.2766 to US$1

Foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary transactions are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in other comprehensive income.

In translating the financial statements of the subsidiary companies from their functional currency into its reporting currency in US$, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments, if any, resulting from the translation are included in Accumulated Other Comprehensive Income/Loss in stockholder's equity.

The RMB is not readily convertible into United States dollars or other foreign currencies. No representation is made that the RMB amounts could have been or could be converted into United States dollars or any other currency at any particular rate. The foreign exchange rate between the United States dollar and the RMB had been stable at approximately 1 RMB to US$ 0.1205 for several years, until July 21, 2005, when the People's Bank of China (“PBOC”) announced two changes in the RMB exchange rate regime, both effective on that date. First, the central parity rate against the U.S. dollar was changed to RMB 8.11=US$ 1 (i.e., an immediate 2% revaluation from the previous rate of around RMB 8.278=US$ 1), and going forward, the RMB has followed a basket of currencies (including the U.S. dollar, the euro, the yen and other major currencies) rather than exclusively the U.S. dollar. The PBOC also references a band system, whereby the RMB can appreciate or depreciate by up to 0.3% against the previous day's closing US$ price. This change is reflected in the May 31, 2006 financial statements.

M. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

N. Revenue Recognition / Returns

The Subsidiaries recognize revenue when the significant risks and rewards of ownership have transferred pursuant to the law of PRC, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, sales and value-added tax laws have been complied with, and collectibility is reasonably assured. The Subsidiaries generally recognize product sales when the product is shipped. In the event goods are returned from a customer, revenue is reduced, and the returned goods are placed back into inventory during the period that the returned goods are received. Returns on products sold are minimal as Subsidiaries sell basic metals and commodities and the Subsidiaries follow rigorous internal quality control systems and procedures.

O. Employees’ Benefits and Pension Obligations

The PRC governmental entities mandate that certain contributions are made to the government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on the basic salaries and wages of qualifying employees. It is noted that the Binzhou City Municipal Government mandates that all enterprises established in Binzhou contribute to a retirement insurance fund administered by the Binzhou City Municipal Government at a rate of 20% of the basic salaries of STJMC’s staff. Similarly, the Zibo City Government mandates that all enterprises established in Zibo contribute to a retirement insurance fund administered by the Zibo City Government at a rate of 23% of the basic salaries of the staff. Neither subsidiary has fully complied with the funding obligation of these insurances for its personnel and, therefore, aren’t fully compliant with the requirements as described above. Allowances for the cost of these benefits and pension obligations are charged to the Statements of Operations, as required under US GAAP. Both Subsidiaries have calculated the costs to fully comply with the government regulations and have established a liability representing the portion of these expenses that it reasonably expects to pay.

P. Comprehensive Income / (Loss)

The Company and its Subsidiaries have adopted the principles of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances, in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income or loss to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The element of this standard having the most direct affect on the Company is foreign currency translation.

Q. Income Taxes

The Company and its Subsidiaries follow the assets and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are recognized for the expected deferred tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

For operations in PRC, under the laws promulgated to Sino-Foreign joint ventures, the Subsidiaries are entitled to certain benefits. In summary, the joint venture companies are entitled to a two year tax holiday beginning with the first year of profitable operations. Moreover, the joint ventures will be obligated to pay income taxes at only half of the statutory rate in effect over the subsequent three years. In total, the joint ventures will enjoy special tax benefits over a five year period, beginning in the first year of profitable operations

R. Concentration of Credit Risk

Financial instruments that potentially subject the Company and its Subsidiaries to significant concentrations of credit risk consist primarily of Other Receivables and Other Receivables – Related Party. The Company’s Subsidiaries perform ongoing credit evaluations with respect to the financial condition of the counterparties involved in these transactions, but do not require collateral. To determine the value of Other Receivables, the Company’s Subsidiaries record a provision for doubtful accounts to cover probable credit losses. For the applicable reporting periods, management’s opinion is that the balances of Other Receivables and Other Receivables – Related Party, net of allowance for doubtful accounts, are fully recoverable. Management will review and possibly adjust this allowance periodically based on historical experience and its evaluation of the collect-ability of outstanding other receivables.

S. Research and Development Costs

Research and development costs are charged to operations when incurred, and are included in operating expenses. No amounts for research and development costs were charged in the periods up to and including May 31, 2006.

T. Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93.7 “Reporting on Advertising Costs” and EITF 09-09. As such, the Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs were incurred at SQSS in years ending May 31, 2006 and 2005, as follows:

US$	May 31, 2006	May 31, 2005
Advertising	92,151	27,823

U. New Accounting Pronouncements

FASB 156 - In March 2006, FASB issued FASB 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective June 1, 2007 (the beginning of the first fiscal year that begins after September 15, 2006). FASB 156 is not expected to have a material impact on our financial statements.

FASB 155 - In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments as an amendment to FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The FASB 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for financial instruments acquired or issued after June 1, 2007 (i.e., the beginning of an entity's first fiscal year that begins after September 15, 2006). FASB 155 is not expected to have a material impact on our financial statements

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements, and (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance on EITF 05-6 will be applied prospectively and is effective for periods after June 29, 2005. EITF 05-6 is not expected to have a material impact on our financial statements.

FASB 154 – Accounting Changes and Error Corrections. This statement was issued in May, 2005 and is applicable to fiscal years beginning after December 15, 2005. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This pronouncement will have limited effect, if any, and does not apply until the fiscal year beginning June 1, 2006.

4. OTHER RECEIVABLES

The Company and its Subsidiaries’ Other Receivables at May 31, 2006 and 2005, are summarized as follows:

(US$)
	May 31 2006	May 31 2005
Current Assets
Other Receivables	7,884,020	4,910,629
Other Receivables - Related Party	25,707,370	23,579,287
Less: Allowance for doubtful accounts	(747,417)	---

Other Receivables, Net	32,843,973	28,489,906

Allowance for doubtful accounts was US$747,417 as at May 31, 2006 and nil as at May 31, 2005.

Although lending between companies, including related parties is a common occurrence in the PRC, the practice is technically contrary to regulations, which provide that only lending institutions are permitted to extend loans to companies.

5. INVENTORIES

(US$)
	May 31 2006	May 31 2005
		--
Raw Materials	9,482,043	--
Work in Progress	12,297,856	--
Finished Goods	2,327,356	--
Consignment Inventory	1,321,920	--
Sundry	75,904

Total Inventories	25,505,079	--

Inventories for SQSS and STJMC as at May 31, 2006 were primarily comprised of raw materials such as scrap stainless steel and copper, ore, and alloys. The inventories at May 31, 2005 were nil because SQSS at that time was still under development and was not capitalized. The provisions for inventory for year ending May 31, 2006, are US$919,420 for finished goods and US$182,845 for consignment inventory, for a total of US$1,102,265.

6. PREPAID EXPENSES

	May 31 2006	May 31 2005
Prepaid Expenses	3,537,389	18,004
Prepaid Expenses – Related Party	1,452,259	--

Total Prepaid Expenses	4,989,648	18,004

The increase in prepaid expenses from May 31, 2005 to May 31, 2006 was principally in connection with the procurement of construction materials at SQSS. The remaining prepaid expenses were primarily comprised of deposits and advances to third party suppliers and a related party supplier (refer to Note 13, herein, RELATED PARTY TRANSACTIONS).

7. PROPERTY, PLANT, AND EQUIPMENT

(US$)	May 31, 2006	May 31, 2005
Building	16,784,936	773,665
Machinery	28,106,271	666,118
Vehicles	917,273	317,021
Office Equipment	272,941	170,578
Land Use Rights (net of amortization)	5,025,487	4,563,792
Construction Materials	40,623	57,056
Construction in Progress	17,192,511	58,880,411

Cost	68,340,042	65,428,641

Less: Accumulated Depreciation
Building	911,566	25,789
Machinery	3,504,135	64,916
Vehicles	217,180	36,558
Office Equipment	78,116	27,158

Accumulated Depreciation	4,710,997	154,420

Net Book Value
Building	15,873,370	747,876
Machinery	24,602,136	601,202
Vehicles	700,093	280,463
Office Equipment	194,825	143,420
Land Use Rights	5,025,487	4,563,792
Construction Materials	40,623	57,056
Construction in Progress	17,192,511	58,880,411
Long-Term Assets - Net	63,629,045	65,274,221

Total depreciation expense for the years ended May 31, 2006 and 2005 was US$1,432,795 and US$720,857, respectively.

Land Use Rights

The Company owns and leases plants in PRC and has long-term land use rights, which are common in PRC. SQSS has land use certificates for 189,387 square meters of the approximately 352,000 square meters it occupies in the Zibo High New Technology Property Development Zone, in Shandong Province. The local government entity has represented it will issue SQSS land use certificates for the entire land area it occupies after a land survey is performed. SQSS built and owns the production, offices, warehouses, testing labs, power conversion station, oxygen/argon facilities, canteen, roadways, hard-scapes and soft-scapes, gateways, and other buildings on the site. SQSS also owns the production equipment, fixtures, and other chattels.

Neither the Company nor STJMC hold land use rights certificates corresponding with the properties they occupy. Specifically, there is 41,961 square meters of land, an office building and 22 autos on the books of STJMC that are not titled to STJMC. Officially, the land is used under the name of the company that sold the building and site to SJCC in 1994. The seller company was a collectively-owned enterprise. Notwithstanding the above, STJMC has obtained a special certificate issued by Zouping County State Land Resource Administration Bureau (“ZCSLRAB”), which certifies that STJMC is the legal user of the land and that the Land Use Rights Certificate, naming STJMC, is in process. STJMC owns the real and personal property located on the site, although these assets would theoretically revert back to the local government upon the expiration of the land use rights. The assets include production facilities, offices, warehouses, testing labs, canteen, roadways, hard-scapes and soft-scapes, gateways and other buildings on the site. STJMC also owns the production equipment, fixtures, and other chattels.

Land use rights are amortized using the straight-line method over a 50 year period. The land use rights and accumulated depreciation are summarized for the four balance sheet dates, as follows:

(US$)	May 31, '06	May 31, '05
Land Use Rights	5,241,179	4,704,939
Less: Accumulated Amortization	215,692	141,147

Land Use Rights - Net	5,025,487	4,563,792

In the event that an extension on land rights cannot be negotiated between the parties, the residual value would be zero.

8. BANK INDEBTEDNESS AND NOTES PAYABLE

Bank Loans & Short Term Loans

	(US$)		Annual	Amount at	Amount at
Bank		Period	Int. Rate	May 31, 2006	May 31, 2005
Huaxia Bank	Dec 1, 2005 – Dec 1, 2006		5.58%	5,611,812
Agricultural Bank	Jul 31, 2005 – Jul 31, 2006		8.928%	299,297
Agricultural Bank	Aug 29, 2005 – Aug 29, 2006		8.928%	311,767
Agricultural Bank	Nov 18, 2005 – Nov 18, 2006		8.928%	187,060
CITIC Bank	Jan 16, 2006	– Jul 13, 2006	4.698%	399,063
CITIC Bank	Jan 18, 2006	– Jul 17, 2006	4.698%	1,197,187
CITIC Bank	Feb 23, 2006	– Oct 15, 2006	6.696%	1,247,069
CITIC Bank	Oct.	8, 2005 – Jul. 15, 2006	6.138%	1,247,069
CITIC Bank	Oct.	20, 2005 – Jun. 19, 2006	6.138%	1,247,069
CITIC Bank	Apr. 5, 2006 – Nov. 4, 2006		6.138%	1,247,069
CITIC Bank	Apr. 13, 2006 – Oct. 20, 2006		6.138%	1,247,069
CITIC Bank	Apr. 20, 2006 – Nov.	14, 2006	6.138%	1,247,069
Zibo Commercial	Aug. 5, 2005 – Jul. 24, 2006		8.37%	2,494,139
Zibo Commercial	Sep. 30, 2005 – Sep.	5, 2006	5.58%	22,447,249
Zibo Commercial	Jan. 17, 2006 – Jan.	9, 2007	8.37%	3,741,209
Heng Feng Bank	Apr. 5, 2006 – Apr. 5, 2007		6.138%	6,235,348
CITIC Bank	Jan 27,2005 - Nov 27, 2005		6.138%		1,208,226
CITIC Bank	Mar 2, 2005 - Oct 18, 2005		6.138%		1,208,226
CITIC Bank	Mar 23, 2005 - Sep 26, 2005		6.138%		1,208,226
CITIC Bank	Apr 14, 2005 - Oct 14, 2005		5.22%		894,086
Zibo Commercial	Feb 5, 2005 - Jan 10, 2006		8.37%		3,624,677
Zibo Commercial	Aug 17, 2004 - Aug 3, 2005		7.65%		2,416,451

Total Bank Loans Outstanding				50,406,545	10,559,892

As of May 31, 2006 and 2005, the Subsidiaries had several outstanding bank loans and short-term loans, which were used primarily to fund working capital and operating expenses. The loans, which had cumulative balances of US$50,456,545 for 2006 and US$10,559,892 for 2005, carried interest rates ranging from 5.22% per annum to 8.928% per annum, with maturity periods of 6-12 months.

As at May 31, 2006, the US$399,063 and US$1,197,187 loans from CITIC Bank to STJMC were guaranteed by US dollar deposits of US$500,000 and US$1,500,000, respectively. Other loans were guaranteed by related parties and third parties, none of whom received compensation for acting as guarantors.

As at May 31, 2006, the five loans from CITIC Bank (shown on the table below in italics) to SQSS amounting to US$6,235,345 were guaranteed by pledge of SQSS’ steel refining equipment to a limit of RMB 50,000,000; the three loans from Zibo Commercial Bank to SQSS (also in italics) amounting to US$8,482,597 were guaranteed by related parties and the loan from Heng Feng Bank is guaranteed by related and third parties. No related parties are receiving compensation for acting as guarantors.

Notes Payable, Other

	(US$)	Amount at	Amount at
Bank	Period	May 31, 2006	May 31, 2005
Huaxia Bank	Dec 9, 2005 – Jun 9, 2006	4,489,450
Minsheng Bank	Dec 30, 2005 – Jun 30, 2006	249,414
CITIC Bank	Feb 24, 2006 – Aug 24, 2006	1,247,069
CITIC Bank	Mar. 9, 2006 – Sep. 9, 2006	7,482,416
Zibo Commercial	Dec. 9, 2005 – Jun. 7, 2006	2,805,907
Zibo Commercial	Apr. 19, 2006 – Oct. 11, 2006	1,870,604
Bank of Communication	Mar. 24, 2006 – Sep. 24, 2006	1,247,069
Heng Feng Bank	Mar. 30, 2006 – Sep. 30, 2006	1,247,069
CITIC Bank	Jan 26, 2005 - Jul 26, 2005		1,147,814
CITIC Bank	Apr 20,2005 - Oct 20, 2005		1,208,226
Zibo Commercial	Dec 16, 2004 - Jun 8, 2005		3,020,564
Zibo Commercial	Apr 15, 2005 - Oct 12, 2005		1,812,338
Total Notes Payable, Other		20,638,998	7,188,942

As of May 31, 2006 and 2005, the Subsidiaries had several outstanding notes payable. The notes, which had a cumulative balance of US$20,638,998 and US$7,188,942 for each respective year, bear no interest, and all had maturity dates ranging of about 6 months. The notes owed by SQSS (shown in italics) and STJMC were used primarily by related parties whose obligations are booked in Other Receivables – Related Parties. These notes can generally be exchanged at a discount for cash with financial institutions. Most of the notes were partially secured by the Cash – Restricted. No related party is receiving compensation for the provision of such notes.

Although lending between companies, especially related parties is a common occurrence in PRC, the practice is technically contrary to regulations, which provide that only lending institutions are permitted to extend loans to companies.

9. OTHER LIABILITIES

Other liabilities, for the most part, comprise temporary funding advances from business enterprises, credit unions, and trust companies. The advances are made as an accommodation to the Subsidiaries and are made on the basis of personal and professional relationships with Sino Partner or an affiliated company he influences. The advancing entities do not charge fees or interest and the advances are not secured by collateral or guarantees. Notwithstanding, the Company books an imputed interest expense that is equal to a prorated annual interest rate of 4.5% multiplied by the average outstanding balance in any respective accounting period.

10. RESERVES

Pursuant to the accounting systems for business enterprises as promulgated by PRC, the profits of the Subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after they have satisfied all PRC tax liabilities, provided for losses in previous years, and made appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with PRC accounting standards and regulations.

As stipulated by the relevant laws and regulations for enterprises operating in PRC, the Subsidiaries are required to make annual appropriations to two reserve funds, consisting of the statutory surplus and public welfare funds. In accordance with the relevant PRC regulations, companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the company.

Net income as reported in the US GAAP financial statements differs from that as reported in PRC statutory financial statements. In accordance with the relevant laws and regulations in PRC, the profits available for distribution are based on the statutory financial statements. If the Subsidiaries have foreign currency available after meeting its operational needs, they may make their profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval through the PRC’s State Administration of Foreign Exchange (“SAFE”) and convert such distributions at an authorized bank.

11. SIGNIFICANT CONCENTRATION

The Subsidiaries grant credit to their customers, generally on an open account basis. Both Subsidiaries grant credit to their customers, generally on an open account basis. SQSS’s five largest customers accounted for 45.4% of sales in fiscal year ended May 31, 2006. SQSS had only one customer representing in excess of 10% of sales for the year. STJMC’s five largest customers accounted for 17.3% of its sales in fiscal year ended May 31, 2006. None of STJMC’s customers represented more than 10% of sales for the year.

12. Warrants

The Company had outstanding warrants to purchase 9,528,000 and 492,846 shares of its’ common stock at May 31, 2006 and 2005, respectively, at prices ranging from $3.00 to $5.00 per share.

The following schedule shows the warrants outstanding and changes made during the years ending May, 2006 and 2005:

Warrants outstanding May 31, 2004

Changes during the fiscal year ending Issued

		Weighted Average
	Number	Exercise Price

	128,652	$ 4.50

May 31 2005:
	364,194	5.00

Expired	0	-

Warrants outstanding May 31, 2005	492,846	4.87

Changes during the fiscal year ending May 31 2006:
Issued	9,538,000	4.08
Expired	(502,846)	4.87

Warrants outstanding May 31, 2006	9,528,000	$ 4.08

Warrants outstanding at May 31, 2006 expire as follows:

Year	Number of shares

FYE May 31, 2007	1,680,000

FYE May 31, 2008	7,848,000

Where appropriate an allocation has been made in the consolidated statements of stockholders’ equity between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

13. RELATED PARTY TRANSACTIONS

Related party transactions comprise funding transactions between companies that are associated through common Sino ownership. The related party transactions are summarized in the schedules below:

Summary of balances of related party transactions (US$)
Other Receivables - Related Party	May 31, 2006	May 31, 2005
Shandong Jinwang	6,213,321	-
Zouping Regenerated Resources	8,032,868	-
Zouping Regenerated Resources	-	8,884,991
Zhang Ke	8,061,609	-
Zibo Jinpeng	2,202,449	-
Zibo Jinpeng	419,149	-
Zouping Jinwang	325,733	2,851,553
Shandong Jiatai	149,912	-
Shandong Jiatai	-	1,685,674
Zouping Huatong	199,303	-
Shengming Copper	48,037	157,069
Dongying Shengli Zhongya	47,451	-
Zouping Jinyuan	7,538	-
Total Other Receivables - Related Party	25,707,370	23,579,287

Other Liabilities - Related Party
Ke Zhang	21,754,960	-
Zouping Jinwang	5,438,739	-
Shandong Jinpeng		6,786,765
Shandong Jinwang	1,286,815	-
Shandong Jinwang	-	14,922,849
Dongying Shengli	1,012,558	-
Zibo Mingtai Regenerated	760,907	-
Zibo Mingtai	322,546	-
Zouping Jinwang	127,516	-
Dongying Fangyuan Copper	121,382	-
Zouping Huatong	-	28,970,051
Sun Liu James Po	95,782	-
Dongying Shengli Zhongya	-	7,458,218
Zouping Jinyuan	-	483,290
Zouping Regenerated Resources	77,213	-
Total Other Liabilities - Related Party	30,998,418	58,621,174

Prepaid Expenses - Related Party
Zouping Reg. Purchase & Sale	1,247,069	-
Zouping Regenerated Resources	162,119	-
Zouping Reg. YX	43,071	-
Total Prepaid - Related Party	1,452,259	-

Accounts Payable - related party
Zouping Regenerated Resources	74,467	-

Construction Costs Payable
Zibo Mingtai	711,535	-

Related Party Transactions - Net Position, Asset / (Liability)	(4,624,791)	(35,041,887)

The related party transactions are, for the most part, temporary funding advances, which bear no contractual interest rate. A majority of Other Receivables – Related Parties correspond to bank notes issued where proceeds were drawn by related parties. The Subsidiaries impute an interest rate of 4.5% against the Other Receivables – Related Parties and Other Liabilities – Related Parties.

The liabilities to Mr. Zhang and Zouping Jinwang represent the difference between the book value of Shandong Jinpeng at the date of acquisition and the amount of their registered capital obligation.

During the year ending May 31, 2006, SQSS made purchases from Zibo Mingtai, a related party, of US$876,368. STJMC made purchases of raw materials from Zouping Regenerated Resources, a related party, during the year ending May 31, 2006 of US$4,982,429 and, during the year ending May 31, 2005, of US$6,067,372. STJMC acquired fixed assets from Shangdong Jia Tai, a related party, during the year ending May 31, 2006 of US$2,868,260.

14. CONTINGENCIES AND COMMITMENTS

A. Contingencies

SQSS had the following contingent liabilities as at May 31, 2006:

     i.) SQSS has granted bank guarantees equal to US$16,523,669 on behalf of a related party by pledging its land and equipment to that limit and received no collateral or compensation for acting as guarantor, and; ii.) SQSS has granted bank guarantees equal to US$16,835,437 on behalf of related parties and received no collateral or compensation for acting as guarantor.

SQSS’ contingencies as at May 31, 2005 were as previously reported.

STJMC had the following contingent liabilities as at May 31, 2006:

i)	STJMC has granted bank guarantees equal to US$8,230,658 on behalf of third parties and received no collateral or compensation for acting as guarantor;

ii.) STJMC has granted bank guarantees equal to US$22,447,249 on behalf of related parties and received no collateral or compensation for acting as guarantor; and, iii.) STJMC granted guarantees amounted to US$13,717,763 to banks against bank loans issued to three third parties who in return pledged their property to STJMC as collateral for acting as guarantor, the details are as follows:

Amount of Guarantee Granted		Property pledged to STJMC
	US$9,976,555	a 10,796-square-meter office building
	US$2,494,139	a 4,666-square-meter restaurant
	_US$1,247,069	a 76,760-square-meter casting mill workshop
Total	US$13,717,763

STJMC made substantial purchases during the year ending May 31, 2006 which, though verified, were not supported by the type of VAT invoices that are mandated for such transactions in PRC. It is noted that the tax authorities of PRC have broad discretion in matters that may arise in tax audits that are conducted from time to time. There is a risk that the tax authorities could decide at their discretion that these purchases are not allowable for tax deduction purposes and, in this event, the financial impact to the Company could be material. Neither the Company, the Sino Partner, nor its auditors know of any precedent for such action in PRC; however, such risk may exist. Further, the tax code does not specifically provide for this type of action.

B. Commitments

SQSS has commitments to various suppliers and contractors amounting to US$10,687,441 as at May 31, 2006. These outstanding commitments are contemplated to be funded by December 31, 2006. The fulfillment of these commitments will allow for the completion of the casting mill and strip line of the stainless steel mill.

15. SUBSEQUENT EVENTS – CONCLUDED LITIGATION

The accounts of STJMC at May 31, 2005 included its short-term investment of RMB 35,828,288 (US$4,328,866) originated in July, 2002, for an annual interest rate of 8.0% . The investment was held by three trustees, and guaranteed by Lian Da Group Co. Ltd (“Lian Da Group”). When the trustees and guarantor defaulted on payment, STJMC commenced litigation in the courts of Shandong province and received a judgment for the full amount of the investments. Although the litigation is concluded, legal action to enforce the judgment is ongoing, with the seizure and sale of Lian Da Group assets, and a full recovery of the investment is anticipated in the near future when enforcement of the judgment is completed.

Subsequent to May 31, 2006, on September 30, 2006, a total of 50,000 shares were sold to private investor for total proceeds of $100,000, for a price of $2.00/share, accompanied by a total of 50,000 purchase warrants entitling the holder to acquire an additional common share for a period of 2 years, for a cost of $3.00/share in year 1 and $4.00/share in year 2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report. Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of Terra Nostra as of the date of this report, indicating all positions and offices with Terra Nostra and its Subsidiaries held by each such person:

NAME	AGE	POSITION
Donald C. Nicholson	40	CEO and Member of the Board of Directors of Terra Nostra
Jeff Reynolds	49	CFO of Terra Nostra
George Chua	49	COO of Terra Nostra, Member of the Board of Directors of
		SQSS and STJMC
Felix Chung	48	Member, Board of Directors of Terra Nostra
Clarence Foo	Not avail.	Member, Board of Directors of Terra Nostra
Donald G. Burrell	52	Member, Board of Directors of Terra Nostra
Crystal Poe	25	Member, Board of Directors of Terra Nostra

The Company’s directors are appointed by the consent of a majority of the holders of Terra Nostra’s common stock.

8

Mr. Donald C. Nicholson, B.Comm.

Mr. Nicholson has over 15 years of international project and business management experience. Mr. Nicholson’s comprehensive experience in project management includes concept development up through and including post-implementation support. Mr. Nicholson is responsible for public filings, human resources, insurance, and interfacing with the board of directors, and his background covers several business sectors including manufacturing, education, construction, real estate, and high-technology. Prior to joining Terra Nostra, Mr. Nicholson was Vice President of Operations for a large European bicycle manufacturer, B-Tech SA, where he was responsible for administration and production management, business process re-engineering to further the technological evolution of the company, ISO implementation, and arranging corporate financing.

Mr. Nicholson graduated from the University of British Columbia in 1991 with a Bachelor of Commerce degree.

Jeff Reynolds, MBA

Mr. Reynolds has over 20 years experience in U.S. and international structured finance, with direct experience in over 30 countries, including PRC. Mr. Reynolds is experienced in advising, arranging, and underwriting of project financings and corporate finance acquisitions. Mr. Reynolds is responsible for directing the finance, accounting, and treasury activities of the Company. Prior to joining Terra Nostra, Mr. Reynolds was Managing Director/CFO and co-founder of Global Capital Enterprises, a cross-border financial advisory firm serving private and state-owned companies in PRC. Mr. Reynolds was co-founder and Director of a unit in PricewaterhouseCoopers Securities that had a global mandate for advising public and private sponsors in project finance, privatization, and M&A in the airport sector. Additionally, Mr. Reynolds was Director, Project and Corporate Finance for Airport Group International, the airport investment and management platform for Lockheed Martin, George Soros, GE Capital, and Bechtel Enterprises. Mr. Reynolds was responsible for structuring and arranging limited recourse debt and equity for numerous projects and corporate acquisitions. Before that, Mr. Reynolds was with Citibank’s Structured Finance Group in London, where he was responsible for all corporate due diligence across Europe and later assumed responsibilities in underwriting, relationship management, and work-outs.

Mr. Reynolds received his MBA from the University of Southern California and BA (Economics) from U.C.L.A.

George Chua, B.Sc.

Mr. Chua has 27 years of experience in manufacturing, recycling, sales and marketing of scrap lead, zinc, metal fabrication, paper, and machinery. Mr. Chua is responsible for oversight and strategic direction of the Subsidiaries, including procurement, manufacturing, sales and marketing. From 1988 to 2001, Mr. Chua held various management positions including serving as Philippines country manager for DaiEi Papers International Corporation, a leading paper sourcing and distribution network with annual revenues exceeding US$2 billion; Mr. Chua had profit and loss responsibility and he reported to that company’s ASEAN headquarters in Singapore. Mr. Chua also has experience in the commodities futures markets holding executive positions at Queensland Commodities, Kingly Commodities Futures and Master Commodities Futures in the Philippines.

Mr. Chua received a Bachelor of Science degree in Industrial Management Engineering from De La Salle University, Philippines, in1980.

8

Felix Chung, BBA

Mr. Chung is presently the CFO and Treasurer of La Suerte Cigar & Cigarette Factory, Philippines, which has a licensing agreement with British American Tobacco to manufacture premium-branded cigarettes in the Philippines. Mr. Chung has over twenty years of experience in the financial management of manufacturing concerns, including expertise in capital management, short and long term borrowings, and risk assessments in connection with capital investments. Mr. Chung is also a board member of various corporations, trusts, and charitable organizations based in the Philippines.

Mr. Chung holds a Bachelor of Business Administration degree from University of Southern California (USC).

Donald G. Burrell, B.Comm, LLB

Mr. Burrell is presently an associate with Lindsay Kenney, a Canadian west coast law firm providing legal services to local, regional, and international clients, with a current complement of over 50 lawyers. Mr. Burrell’s law practice areas include corporate and business law, commercial lending, commercial leasing, and real estate. Additional professional experience includes senior management positions with the Real Estate Division of the Faculty of Commerce and Business Administration at the University of British Columbia. Mr. Burrell attended the University of British Columbia earning a Bachelor of Commerce degree in 1980 and a Bachelor of Laws degree in 1981. He was admitted to the British Columbia Bar in 1982. Mr. Burrell has also earned a Diploma in Urban Land Economics from the Faculty of Commerce and Business Administration at the University of British Columbia.

Crystal Poe, M.A.

Ms. Poe recently graduated with honors from the University of Edinburgh, receiving her MA in Economics. Ms. Poe's dissertation was on the economic impact of the copper industry in PRC, and the effects of governmental macroeconomic policy on the development and future of the industry. Of particular research interest was the comparative cost and environmental benefits of the processing of scrap copper over that of copper concentrate. During her two most recent academic breaks, Ms. Poe has worked for the Pan Asia Group of Companies in PRC, as an assistant at a scrap refining facility and also at various mining facilities.

Section 16(a) Beneficial Ownership Reporting Compliance

The following table sets forth the names and ages of all directors and executive officers of Terra Nostra as of the date of this report, indicating all positions and offices with Terra Nostra and its Subsidiaries held by each such person:

Name	Age	Position	Commence
			Service

Donald C.	40		2005/04/05
Nicholson		CEO and Member of the Board of Directors of Terra Nostra

Jeff Reynolds	49	CFO and Treasurer of Terra Nostra	2005/06/22

George Chua	49	COO of Terra Nostra, Member of the Boards of Directors of	2005/05/04
		SQSS and SJCC

Don Burrell	52	Member of the Board of Directors of Terra Nostra	2005/04/05

Crystal Poe	25	Member of the Board of Directors of Terra Nostra	2005/05/04

Clarence Foo	Unk.	Member of the Board of Directors of Terra Nostra	2005/05/24

8

Felix Chung

48

Member of the Board of Directors of Terra Nostra 2006/04/04

The following represents each officer, director and beneficial owner of more than 10% of the Company’s securities who did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal years.

Name	Reporting Person	Form 3/# of	Form 4/# of	Form 5/# of
		transactions	transactions	transactions

CEO, Member of the Board of
Donald C Nicholson		N/A	N/A	N/A
Directors

Jeff Reynolds	CFO	1/0	N/A	N/A

George Chua	COO	1/0	N/A	N/A

Don Burrell	Member of the Board of Directors	1/0	N/A	N/A

Crystal Poe	Member of the Board of Directors	1/0	N/A	N/A

Clarence Foo	Member of the Board of Directors	1/0	N/A	N/A

Felix Chung	Member of the Board of Directors	1/1	N/A	N/A

RTO Investments Corp	Over 10% b/o	1/1	N/A	N/A

Audit Committee

The Board of Directors presently does not have an audit committee. Since there is only one independent member of the Board, it is not feasible at this time to have an audit committee. Moreover, the board does not have an “audit committee financial expert.”

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company is targeting the third quarter (November 2006 through February, 2007) to review, finalize, and adopt a code of ethics. Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for period during which the code of ethics is adopted.

ITEM 9. COMMON STOCK

Class A Common Stock - authorized 100,000,000 shares with a par value of $0.001; 49,156,448 issued and outstanding as at May 31, 2006; 40,146,448 shares issued and outstanding as at May 31, 2005

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information on executive compensation for the fiscal year ended May 31, 2006 for individuals serving as senior executive officers and whose total annual salaries and bonuses exceeded US$100,000 for the last completed fiscal year.

8

					LONG TERM COMPENSATION

ANNUAL COMPENSATION					AWARDS		PAYOUTS

Name and Principal	Year	Fee	Bonus	Other Annual	Restricted	Securities	LTIP	All Other
Position				Compensation	Stock	Under-lying	Pay-	Compensation
					Awards	Options/ SARS	outs

Donald C. Nicholson,	2005/06	$120,000	-0-	-0-	-0-	300,000	-0-	-0-
CEO and Director

William Melvin, CEO	2005/06	$55,000	-0-	-0-	-0-	-0-	-0-	-0-
and Director

William Melvin, CEO	2004/05	$20,000	-0-	-0-	-0-	-0-	-0-	-0-
and Director

Regis Bosse, President	2004/05	$50,000	-0-	-0-	-0-	-0-	-0-	-0-
and Director

Regis Bosse,	2003/04	$60,000	-0-	-0-	-0-	-0-	-0-	-0-
President and Director

Jeff Reynolds, CFO	2005/06	$120,000	-0-	-0-	-0-	300,000	-0-	-0-

George Chua, COO	2005/06	$120,000	-0-	-0-	-0-	300,000	-0-	-0-

Subsequent to May 31, 2006, on June 30, 2006, the stock options issued to Donald C. Nicholson and Jeff Reynolds expired unexercised.

Options

Stock Options and Stock Award Plans

On May 9, 2005, the Company filed an S-8 registration statement pursuant to the Company’s stock option and stock award plan approved by the Board of Directors registering a total of 4,000,000 common shares under the plan. As of May 31, 2006, a total of 3,752,000 options have been granted, of which 1,100,000 expired un-exercised. Of the remaining 2,652,000 options issued, the average strike price is $2.48, and none have been exercised. Subsequent to the fiscal year end, up to the date of the filing of this report, a further 850,000 options expired unexercised, leaving a total of 1,802,000; of these, none have been exercised.

Compensation of Directors

The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf. No remuneration has been paid to the Company’s directors for services to date, except for the provision of 50,000 options to Don Burrell and 200,000 options to Crystal Poe, both on June 30, 2005. 500,000 options were provided to Felix Chung on 31 May 2006, expiring 31 June 2007. Subsequent to May 31 2006, on June 30, 2006, the stock options issued to Don Burrell and Crystal Poe expired unexercised.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company does not have any employments contracts with any of its executive officers and has no termination of employment or change in control arrangements with any of its executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

8

The following table sets forth information, as of October 11, 2006 (total issued and outstanding: 49,206,448) with respect to the beneficial ownership of Terra Nostra's common stock by each person known by Terra Nostra to be the beneficial owner of more than 5% of the outstanding common stock, by each of Terra Nostra's officers and directors, and by the officers and directors of Terra Nostra as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF	BENEFICIAL OWNER	AMOUNT AND NATURE OF	PERCENT OF
CLASS		BENEFICIAL OWNER	CLASS

Class A	George Chua, Chief Operating	40,000 Class A common shares held	.69%
Common	Officer of Terra Nostra, and member	directly, 300,000 options at $2.50
	of the Boards of Directors of the	issued 31 May 2006 expiring 31 May
	Joint Venture Subsidiaries.	2007.
Class A	Felix Chung, Director of Terra	950,000 Class A common shares	5.82%
Common	Nostra	directly and 500,000 shares indirectly
		in the name of Diana Chung, 500,000
		options directly at $2.50 issued 31
		May 2006 expiring 31 May 2007,
		500,000 warrants directly expiring
		Oct 31 2007 avg cost $3.50, and
		500,000 warrants indirectly in the
		name of Diana Chung expiring 27
		Feb 2008 avg cost $4.50.
Class A	Clarence Foo, Director of Terra	8,000 Class A common shares held	0.01%
Common	Nostra	directly

Class A	All Officers and Directors as a	3,298,000 Class A Common shares,	6.52%
Common	group	warrants, options

Class A	RTO Investments Corp	25,000,000 Class A common shares	50.8%
Common		held directly

Class A	Crowborough Investments Ltd.	4,500,000 Class A common shares	9.15%
Common		held directly
Class A	Charnwood Green Ltd.	3,500,000 Class A common shares	14.36%
Common		directly, 1,500,000 warrants directly
		expiring 27 Nov 2007 avg cost $3.50,
		1,500,000 warrants directly expiring
		30 May 2008 avg cost $3.50.
Class A	Lai Kiat Hiung	3,550,000 Class A common shares	13.95%
Common		directly, 800,000 warrants directly
		expiring 14 Jan 2008 avg cost $5.50,
		1,000,000 warrants directly expiring
		27 Feb 2008 avg cost $4.50,
		1,500,000 warrants directly expiring
		30 May 2008 avg cost $3.50, 50,000
		warrants directly expiring 30 Sep
		2008 avg cost $3.50, 300,000 options
		at $3.00 issued 31 Mar 2006 expiring
		31 Mar 2007.

Changes in Control

Not applicable

8

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Clarence Foo, Director of Terra Nostra, during the fiscal year ending May 31 2006, received a total of $270,000.00, attributable towards payment of commission for the raising of funds through private placement. At May 31, 2006, a further $140,000 had been accrued but not paid. This entire amount was paid subsequently, prior to September 30th, 2006.

ITEM 13. EXHIBITS.

3.3	Articles of Incorporation

3.4	Amendment to Articles of Incorporation

3.5	Certificate of Amendment

3.6	Bylaws

4.7	Form of Common Stock Specimen

10.1	Amendment to the Share Exchange Agreement between the Corporation and 9126 2238 Quebec Inc.

10.2	Acquisition Agreement Between RTO Investments Ltd., a Bahamas company and the Corporation

10.3	Disposition Agreement between the Corporation, Quattro Investments Limited and Biointegra Inc.

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

Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on December 10, 2004.

Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on May 15, 2005

8

10.4	Shandong Terra Nostra – Jinpeng	Incorporated by reference to the Exhibits attached to the
	Metallurgical Co., Ltd.- Joint Venture	Corporation’s 8K filed with the SEC on August 17, 2005.
Contract

10.5	Shandong Quanxin Stainless Steel Co. –	Incorporated by reference to the Exhibits attached to the
	Joint Venture Contract	Corporation’s 8K filed with the SEC on August 17, 2005.

10.6	Shandong Terra Nostra – Jinpeng	Incorporated by reference to the Exhibits attached to the
	Metallurgical Co., Ltd.- Joint Venture	Corporation’s 8K filed with the SEC on August 17, 2005.
Contract Amendment

10.7	Shandong Quanxin Stainless Steel Co.	Incorporated by reference to the Exhibits attached to the
	– Joint Venture Contract Amendment	Corporation’s 8K filed with the SEC on August 17, 2005.
Shandong Terra-Nostra Jinpeng
10.8		Incorporated by reference to the Exhibits attached to the
	Metallurgical Co. Ltd – Amended and	Corporation’s 8K filed with the SEC on October 10, 2005.
Restated Joint Venture Agreement
Shandong Terra-Nostra Jinpeng
10.9		Incorporated by reference to the Exhibits attached to the
	Metallurgical Co. Ltd. – Amended and	Corporation’s 10QSB filed with the SEC on January 23, 2006.
Restated Joint Venture Agreement,
including Articles of Association dated
December 16, 2005
Shandong Quanxin Stainless Steel Co.
10.10		Incorporated by reference to the Exhibits attached to the
	Ltd. – Amended and Restated Joint	Corporation’s 10QSB filed with the SEC on April 20, 2006.
Venture Agreement, including Articles
of Association dated March 26, 2006
Section 302 Certification- Principal
31.1		Filed herewith.
Executive Officer
31.2	Section 302 Certification- Principal	Filed herewith.
Accounting Officer and Principal
Financial Officer

32.1	Certification for CEO Pursuant to 18	Filed herewith.
U.S.C. Section 1350 as adopted
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification or CFO Pursuant to 18	Filed herewith.
U.S.C. Section 1350 as adopted
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

9

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended May 31, 2006 and May 31, 2005:

Services	FYE May 31, 2006	FYE May 31, 2005

Audit fees	705,450	55,246

Audit related fees	205,300	23,104

Tax fees	7,587	-0-

Total fees	$918,337	$78,350

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

TERRA NOSTRA RESOURCES CORP.

By: /s/ DONALD C. NICHOLSON Name: Donald C. Nicholson

Title: Principal Executive Officer, Member of the Board of Directors Date: October 16, 2006

By: /s/ JEFF REYNOLDS Name: Jeff Reynolds

Title: Principal Financial Officer and Principal Accounting Officer Date: October 16, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the majority of the board of directors:

By:_/s/ DONALD C. NICHOLSON Name: Donald C. Nicholson

Title: Principal Executive Officer, Member of the Board of Directors Date: October ___, 2006

By: ______________________
Name: Felix Chung
Title: Member of the Board of Directors
Date: October ___, 2006

By: /s/ DONALD G. GURRELL
Name: Donald G. Burrell
Title: Member of the Board of Directors
Date: October ___, 2006

By: /s/ CRYSTAL POE
Name: Crystal Poe
Title: Member of the Board of Directors
Date: October ___, 2006