Form 10QSB
period 2006-08-31
TERRA NOSTRA RESOURCES CORP.
filed 2006-10-23
CIK 1167370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from
__________
to
______________

Commission File Number 000-49631

TERRA NOSTRA RESOURCES CORP. (Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization

86-0875500 (I.R.S. Employer Identification No.)

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
49,206,448 shares of common stock outstanding as of October 17, 2006
Transitional Small Business Disclosure Format: Yes	No X

PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Terra Nostra Resources Corporation (the “Company”) without audit, in accordance with generally accepting accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three month period ended August 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007. For further information, refer to the financial statements and footnotes included in the Company’s Annual Financial Statements for May 31, 2006 filed on Form 10-KSB 1 filed with the Securities and Exchange Commission on October 16, 2006.

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

Terra Nostra Resources Corp. and Subsidiaries Consolidated Balance Sheets

	(Unaudited)

US$	August 31, 2006	May 31, 2006
Current Assets
Cash	18,122,379	19,348,547
Cash - Restricted	13,459,777	11,433,207
Notes Receivable	6,283	62,353
Accounts Receivable	565,682	7,862,083
Other Receivables, Net	15,512,415	7,136,603
Other Receivables - Related party	24,082,416	25,707,370
Short Term Investment	25,130	24,941
Inventory	32,520,230	25,505,079
Prepaid Expenses	2,008,458	3,537,389
Prepaid Expenses - Related party	231,875	1,452,259
Total Current Assets	106,534,645	102,069,831

Long-Term Assets
Investment	8,300,248	3,864,895
PP&E	46,435,182	46,081,421
Less Accumulated Depreciation	(5,376,508)	(4,710,997)
Construction Materials	41,050	40,623
Construction in Progress	18,370,903	17,192,511
Land Use Rights	5,055,413	5,025,487
Total Long-Term Assets	72,826,288	67,493,940

Other Assets
Deferred and Other Assets	254,890	357,711
Total Deferred and Other Assets	254,890	357,711

Total Assets	179,615,823	169,921,482

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	1,287,295	1,865,500
Bank Loans, Short Term	50,210,466	50,406,545
Notes Payable, Other	22,884,338	20,638,998
Land Use Rights Payable	2,718,885	2,714,268
Construction Costs Payable	11,936,389	9,989,247
Tax Payable	10,195,413	9,024,169
Other Liabilities	9,152,609	5,829,011
Other Liabilities - Related Party	32,583,561	30,998,418
Total Current Liabilities	140,968,956	131,466,156

Long Term Liabilities
Land Use Rights Payable		-
Minority interest	27,417,437	26,166,000
Total Long Term Liabilities	27,417,437	26,166,000

Shareholders' Equity	August 31, 2006	May 31, 2006

Class A Common Stock - authorized 100,000,000 shares with a par value of $0.001; 49,156,448 issued and outstanding as at Aug. 31,
2006 and May 31, 2006	49,156	49,156
Additional Paid in Capital	34,965,558	34,965,558
Accumulated Other Comprehensive Income	543,473	254,677
Reserves	2,189,922	2,028,858
Retained Earnings	(26,518,679)	(25,008,923)
Total Shareholders' Equity	11,229,430	12,289.326

Total Liabilities and Shareholders' Equity	179,615,823	169,921,482

The accompanying notes are an integral part of these financial statements

Terra Nostra Resources Corp. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ending
	Aug. 31, 2006	Aug. 31, 2005
Revenues	59,463,131	-
Cost of Sales	55,002,593	-

Gross Profit	4,460,538	-

Expenses:
Selling	58,695	-
General and Administrative - North America	1,288,255	2,098,725
General and Administrative - PRC	246,653	428,796
Depreciation and Amortization	665,511	121,223

Total Expenses	2,259,114	2,648,744

Operating Profit / (Loss)	2,201,424	(2,648,744)

Investment Income / (Loss)	1,485	-
Interest (Expense)	(862,860)	(432,693)

Other Income / (Expense)
Other Income	8,721	-
Non-operating Expense	(73,228)	-

Income / (Loss) Before Income Tax	1,275,542	(3,081,437)

Provision for Income Tax	1,592,578	-

Income / (Loss) Before Minority Interest	(317,036)	(3,081,437)
Minority Interest	(1,031,655)	479,878

Net Income (Loss)	(1,348,692)	(2,601,559)

Other Comprehensive Income:
Foreign Currency Translation Adjustment	508,577	291,929
Minority Interest’s Share	(219,782)	(143,045)

Comprehensive Income (Loss)	(1,059,897)	(2,452,675)

(Loss) Per Share - weighted average	$ (0.02)	$ (0.06)
(Loss) Per Share - fully diluted	$ (0.02)	$ (0.06)

Weighted Average Number of Shares	49,156,448	40,221,948
Fully Diluted Number of Shares	49,193,550	40,724,794

The accompanying notes are an integral part of these financial statements

Terra Nostra Resources Corp. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

US$	For the Three Months Ending
	Aug. 31, 2006	Aug. 31, 2005
Net Income (Loss)	(1,348,692)	(2,601,559)

Adj. to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation	665,511	95,840
Amortization	-	25,382
Minority Interest	1,251,437	(479,878)

Changes in Assets and Liabilities:
Accounts Receivable	7,296,401	-
Other Receivables	(8,375,812)	(4,243,963)
Other Receivables - Related Party	1,624,954	8,803,725
Notes Receivable	56,070	-
Inventory	(7,015,151)	-
Prepaid Expenses	1,528,931	(7,821,282)
Prepaid Expenses - Related Party	1,220,384	-
Accounts Payable	(578,205)	108,580
Tax Payable	1,171,244	-
Other Liabilities	3,323,598	2,880,058
Other Liabilities - Related Party	1,585,143	10,002,317
Net Cash Flows from Operating Activities	2,405,813	6,769,220

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(353,761)	(351,028)
Construction Materials	(427)	(3,690)
Construction in Progress	(1,178,392)	(7,193,841)
Construction Costs Payable	1,947,142	-
Land Use Rights	(189)	-
Investment in Intangible Assets	(25,309)	(41,006)
Deferred Assets	102,821	109,163
Investment	(4,435,353)	-
Net Cash Flows from Investing Activities	(3,943,468)	(7,480,402)

Cash Flows from Financing Activities:
Proceeds from Borrowings	(196,079)	215,465
Cash Pledged to Bank	(2,026,570)	1,070,446
Notes Payable	2,245,340	(1,024,550)
Capital Contributions	-	165,000
Net Cash Flows from Financing Activities	22,691	426,361

Net Increase (Decrease) in Cash	(1,514,964)	(284,821)

Effect of Exchange Rates on Foreign Currency Transactions	288,796	291,929

Cash - Beginning of Period	19,348,547	122,552
Cash - End of Period	18,122,379	129,660

Supplemental Cash Flow Disclosures:
Interest Paid	1,143,611	278,046
Income Tax Paid	1,042,408	-

The accompanying notes are an integral part of these financial statements

	Terra Nostra Resources Corp. and Subsidiaries Consolidated Statements of Shareholders’ Equity For the Three Months Ended August 31, 2006 and 2005

	Common		Additional			Accumulated
	Stock	Share	Paid-in		Retained	Comprehensive		Minority
	Outstanding	Capital	Capital	Reserves	Profits (Loss)	Income (Loss)	Total	Interest
Balance at June 1, 2005	40,146,448	$ 40,146	$ 18,382,720	$ 5,314,498	$ (12,737,144)	$ 0	$ 5,685,722	$ 5,438,460
Capital contribution	84,000		164,916				165,000
during the year		84
Net income for the year					(2,601,559)		(2,601,559)	(479,878)
Reclassify shareholder			493,840				493,840
loan interest
Other comprehensive						148,884	148,884	143,045
income/(loss)

Balance at August 31,	40,230,448	$ 40,230	$ 19,041,476	$ 5,314,498	$ (15,338,703)	$ 148,884	$ 3,891,887	$ 5,101,627
2005

Balance at June 1, 2006	49,156,448	$ 49,156	$ 34,965,558	$ 2,028,858	$ (25,008,923)	$ 254,677	$ 12,289,326	$ 26,166,000
Capital contribution
during the year	-
Excess in capital
contribution	-
Net income for the					(1,348,692)		(1,348,692)	1,031,655
quarter	-
Addition of Reserve				161,064	(161,064)
Other comprehensive						288,796	288,796	219,782
income/(loss)	-

Balance at August 31,	49,156,448	$ 49,156	$ 34,965,558	$ 2,189,922	$ (26,518,679)	$ 543,473	$ 11,229,430	$ 27,417,437
2006

TERRA NOSTRA RESOURCES CORP. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2006 (Stated in U.S. Dollars) (Unaudited)

Note 1

Background

Terra Nostra Resources Corp (“Terra Nostra” or the “Company”) was formed through a reverse merger with Terra Nostra Technology Ltd. (“TNRL”), a fully reporting OTC/Bulletin Board company and a Nevada corporation. As part of this transaction, Terra Nostra paid a finders’ fee and other consideration while TNRL completed a divestiture and cleared other outstanding debts pursuant to the agreement. The reverse merger was consummated in April, 2005.

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

SJCC and SQSS are herein collectively referred to as “Subsidiaries” of the Company.

On January 2, 2005, the December 23, 2002 agreement between SJCC and HKHI was amended and restated (the “SQSS JV”). Under SQSS JV, TNRL was substituted for HKHI as the foreign partner of the Sino Joint Venture and the ownership ratio was changed to 51% and 49% for the foreign and Sino partners, respectively. Under the SQSS JV, TNRL had a total capital contribution commitment of US$13,566,000.

Under the laws of the People’s Republic of China (“PRC”) on Joint Ventures Using Chinese and Foreign Investment, SJCC agreed to contribute certain fixed assets utilized in the production of stainless steel, including equipment, buildings, production lines, property rights and other fixed assets to the joint venture company in exchange for its 49% ownership. Pursuant to the SQSS JV, the effectiveness of the agreement was subject to the fulfilment of certain conditions precedent, including satisfactory due diligence among others by TNRL. Both parties have fulfilled their registered capital obligations under the SQSS joint venture agreement.

On January 10, 2005, Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd (“STJMC”) was formed under a Sino-Foreign Joint Venture Contract (“STJMC JV”) by converting the corporate structure of SJCC from a private PRC company to a Sino-Foreign joint venture company. TNRL, with a total capital contribution commitment of US$27,234,000, became a 51% foreign owner and Sino Partner became a 49% owner. Sino Partner agreed to contribute certain fixed assets, property rights, and other assets in return for its 49% ownership in the STJMC. Pursuant to the STJMC JV agreement, the effectiveness of the agreement was subject to the fulfilment of certain conditions precedent, including satisfactory due diligence among others by TNRL.

On January 20, 2005, the TNRL changed its name from Terra Nostra Technology Ltd. to Terra Nostra Resources Corp.

On August 17, 2005, Terra Nostra reported all requirements had been fulfilled under the SQSS JV and STJMC JV, leading to the completion of the acquisition of 51% of two Sino-Foreign Joint Venture

Companies (together the “Joint Ventures”). As a result of the transactions, Terra Nostra changed its fiscal year end from December 31 to May 31.

With respect to STJMC, on October 7, 2005, the parties to STJMC entered into an Amended and Restated Joint Venture Contract, whereby the combination of fixed assets contributed by Sino Partner was modified to lessen the tax impact of the transaction on Sino Partner.

In further respect to STJMC, on December 16, 2005, the parties to STJMC entered into a Second Amended and Restated Joint Venture Contract to reflect the intent of the parties to substitute other assets of the Sino Partner pursuant to the October 7, 2005 agreement and to clarify certain elements of the Amended and Restated Joint Venture Contract. Certain assets (the “Existing Assets”) contributed by Sino Partner to STJMC prior to December 16, 2005 remained as previously disclosed. These Existing Assets included land use rights, equipment, property, among other assets located in Shandong Province, PRC, having operational production capacity of approximately 30,000 metric tonne (“MT”) of copper and additional production capacity of related products. In addition, the Existing Assets include a new 80,000 MT facility that has been constructed but is not yet operational, as discussed below.

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

Terra Nostra and Sino Partner have closed the Second Amended and Restated Joint Venture Contract which took full force and effect on May 31, 2006.

STJMC is planning to phase-in approximately 140,000 MT of production capacity that has been newly constructed by Sino Partner. There are two parts to this production capacity: the New Assets, which are located in Dongying, Shandong Province, having production capacity of 60,000 MT; and a new 80,000 MT capacity facility that is among the Existing Assets, but not yet operational. These facilities are intended to be contributed to STJMC by Sino Partner as a component of the obligation under the STJMC JV, as amended. Although the construction of the plants is completed, Sino Partner has not yet conveyed the respective assets to STJMC as contemplated under the STJMC JV, as revised and restated. The effective dates for conveying the assets under the STJMC JV is a function of the parties completing additional legal, accounting, and governmental obligations, which have commenced. Once these two plants are fully operational and legally established within STJMC, STJMC will have 170,000 MT of production capacity of electrolytic copper output.

SQSS is an integrated stainless steel plant, operating out of Zibo City, Shandong Province, PRC and employs three electric-arc furnaces and two Argon Oxygen Decarburization (“AOD”) refining furnaces in its casting mill that was built with an initial design capacity of 180,000 MT. SQSS is currently in the process of retrofitting the casting mill to expand its design capacity to up to 230,000 MT, potentially a more than 25% increase. The downstream strip rolling mill is to be phased-in over the next fiscal year. The downstream strip rolling mill is to be phased in over the coming fiscal year and has a design capacity of 150,000 MT per annum. The Company also has advanced plans to develop a 30,000 MT capacity welded tube line and a 60,000 MT capacity rod line, both of which are under evaluation by management. Terra Nostra owns 51% of SQSS under the SQSS JV. Terra Nostra has fulfilled its registered capital funding obligation of US$13,566,000 with the final instalment contributed in May, 2006, securing a certificate of completion from the requisite PRC regulatory bodies.

STJMC, also a subsidiary, is a producer, seller, and distributor of electrolytic copper, value-added copper products, and precious metals with production locations in Changshan Town and Dongying City, Shandong Province, PRC. STJMC currently sells approximately 8,500 MT per annum of electrolytic copper, 6,000 MT per annum of low-oxygen rod, and 7,000 MT per annum of no-oxygen copper rod. The amount of gold and silver sold various widely from year to year based on the mix of scrap and ore used in the production process and precious mineral content of the raw materials. Sales of precious metals make up less than 1% of total sales.

Note 2

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s May 31, 2006 audited financial statements.

The statements of profit and loss and the statements of cash flows for the three months to August 31, 2006 include the results of operations from STJMC; however, the comparative statements from the prior period do not.

The results of operations for the three months ended August 31, 2006 may not be indicative of the results that may be expected for the full year.

Note 3 Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has not yet achieved profitable operations and has accumulated losses of $26.5 million through to the quarter ending August 31, 2006. The Company has transitioned from a development stage company to an operating company with the completion of the stainless steel casting mill and strip mill, and the commencement of production, sales and distribution of stainless steel billets. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain loans from various financial sources. There are no current arrangements in place for loans.

Note 4 Summaries of Significant Accounting Policies

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

STJMC owns the 49% minority interest in SQSS. For accounting purposes, the investment follows the equity method. STJMC’s share of SQSS’ net income or losses is treated as investment income in the period earned.

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

Analysis of Other Receivables
(US$)
	August 31, 2006	May 31, 2006
Other Receivables	16,743,497	7,884,020
Other Receivables - Related Party	24,082,416	25,707,370
Less: Allowance for doubtful accounts	(1,231,082)	(747,417)

Other Receivables, Net	39,594,831	32,843,973

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

Analysis of Inventories
(US$)
	August 31, 2006	May 31 2006
Raw Materials	7,862,262	9,482,043
Work in Progress	17,472,296	12,297,856
Finished Goods	7,019,451	2,327,356
Consignment Inventory	94,938	1,321,920
Sundry	71,283	75,904

Total Inventories	32,520,230	25,505,079

Property, plant, and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. The cost of repairs and maintenance is expensed as incurred; major replacements and improvement are capitalized.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The estimated useful lives are as follows:

Asset Category:	Estimated Useful Life
Buildings	30-40 years
Plant and machinery	5-20 years
Motor vehicles	5-10 years
Office equipment and furnishings	5 years

Construction in progress represents buildings, machinery and other long-term assets under construction or installation, which is stated at costs less any impairment losses, and is not depreciated. Cost comprises the direct costs of purchase, construction and installation. Construction in progress is reclassified to the appropriate category of long-term assets when completed and ready for use.

Breakdown of Property, Plant, and Equipment
(US$)	August 31, 2006	May 31, 2006
Building	16,838,670	16,784,936
Machinery	28,388,887	28,106,271
Vehicles	933,270	917,273
Office Equipment	274,355	272,941
Land Use Rights (net of amortization)	5,055,413	5,025,487
Construction Materials	41,050	40,623
Construction in Progress	18,370,903	17,192,511

Cost	69,902,549	68,340,042

Less: Accumulated Depreciation
Building	1,022,287	911,566
Machinery	4,020,030	3,504,135
Vehicles	246,935	217,180
Office Equipment	87,256	78,116

Accumulated Depreciation	5,376,509	4,710,997

Net Book Value
Building	15,816,382	15,873,370
Machinery	24,368,857	24,602,136
Vehicles	686,334	700,093
Office Equipment	187,099	194,825
Land Use Rights	5,055,413	5,025,487
Construction Materials	41,050	40,623
Construction in Progress	18,370,903	17,192,511
Long-Term Assets - Net	64,526,040	63,629,045

Impairment of long-term assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluated events and circumstances to determine whether revised estimates of useful lives are warranted. Management’s opinion is that no impairment loss is considered necessary as at August 31, 2006.

Bank indebtedness and notes payable

As of August 31, 2006 and May 31, 2006, the Subsidiaries had several outstanding bank loans, which were used primarily to fund working capital operating expenses. The loans carried interest rates ranging from 4.698% to 9.792% per annum, with maturity periods of 6-12 months.

Summary of outstanding bank loans
	(US$)		Annual	Amount at	Amount at
Bank		Period	Int. Rate	Aug. 31, 2006	May 31, 2006
Agricultural Bank	Jul 31, 2006 – Jul 31, 2007		9,36%	301,564
Agricultural Bank	Aug 30, 2006 – Aug 30, 2007		9.792%	314,130
CITIC Bank	July 14, 2006 – Jan 14, 2007		4.86%	402,086
CITIC Bank	Feb 23, 2006	– Oct 15, 2006	6.696%	1,256,518
CITIC Bank	June 2, 2006 – Dec. 2, 2006		5.4%	1,884,777
CITIC Bank	June 21, 2006 – Dec. 10, 2006		5.94%	1,256,518
Zibo Commercial Bank	Aug. 3, 2006 – Aug. 11, 2007		9.945%	2,513,037
Heng Feng Bank	Apr. 5, 2006 – Apr. 5, 2007		6.138%	6,282,591
Huaxia Bank	Dec 1, 2005 – Dec 1, 2006		5.58%	5,654,332	5,611,812
Agricultural Bank	Jul 31, 2005 – Jul 31, 2006		8.928%		299,297
Agricultural Bank	Aug 29, 2005 – Aug 29, 2006		8.928%		311,767
Agricultural Bank	Nov 18, 2005 – Nov 18, 2006		8.928%	188,477	187,060
CITIC Bank	Jan 16, 2006	– Jul 13, 2006	4.698%		399,063
CITIC Bank	Jan 18, 2006	– Jul 17, 2006	4.698%		1,197,187
CITIC Bank	Feb 23, 2006	– Oct 15, 2006	6.696%		1,247,069
CITIC Bank	Oct.	8, 2005 – Jul. 15, 2006	6.138%		1,247,069
CITIC Bank	Oct.	20, 2005 – Jun. 19, 2006	6.138%		1,247,069
CITIC Bank	Apr. 5, 2006 – Nov. 4, 2006		6.138%	1,256,518	1,247,069
CITIC Bank	Apr. 13, 2006 – Oct. 20, 2006		6.138%	1,256,518	1,247,069
CITIC Bank	Apr. 20, 2006 – Nov. 14, 2006		6.138%	1,256,518	1,247,069
Zibo Commercial	Aug. 5, 2005 – Jul. 24, 2006		8.37%		2,494,139
Zibo Commercial	Sep. 30, 2005 – Sep.	5, 2006	5.58%	22,617,327	22,447,249
Zibo Commercial	Jan. 17, 2006 – Jan.	9, 2007	8.37%	3,769,555	3,741,209
Heng Feng Bank	Apr. 5, 2006 – Apr. 5, 2007		6.138%		6,235,348

Total Bank Loans Outstanding				50,210,466	50,406,545

As of August 31, 2006 and May 31, 2006, the Subsidiaries had several outstanding notes payable. The notes bear no interest and all had maturity dates of close to 6 months. The notes’ proceeds were used primarily by related parties whose obligations are booked in Other Receivables – Related Parties, which are unsecured and have no support from guarantees. These notes can generally be exchanged at a discount for cash with financial institutions. Most of the notes were partially secured by the Cash – Restricted.

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

Analysis of related party balances
Other Receivables - Related Party	Aug. 31, 2006	May 31, 2006
Zouping Regenerated Resources	10,896,986	8,032,868
Zouping Regenerated Resources	4,331577	-
Shandong Jinwang	6,908,133	6,213,321
Zhang Ke	-	8,061,609
Zibo Jinpeng	-	2,202,449
Zibo Jinpeng	1,043,171	419,149
Zouping Jinwang	328,200	325,733
Shandong Jiatai	88,723	149,912
Zouping Huatong	200,813	199,303
Zouping Huatong	40,209
Shengming Copper	86,097	48,037
Dongying Shengli Zhongya	70,428	47,451
Other	88,079	7,538
Total Other Receivables - Related Party	24,082,416	25,707,370

Other Liabilities - Related Party
Ke Zhang	21,754,960	21,754,960
Zouping Jinwang	5,569,308	5,438,739
Shandong Jinwang	1,875,541	1,286,815
Dongying Shengli	-	1,012,558
Zibo Mingtai Regenerated	-	760,907
Zibo Mingtai	2,625,364	322,546
Shandong Jiatai	188,478
Zouping Jinwang	-	127,516
Dongying Fangyuan Copper	468,575	121,382
Sun Liu James Po	-	95,782
Other	101,335	77,213
Total Other Liabilities - Related Party	32,583,561	30,998,418

Prepaid Expenses - Related Party
Zouping Reg. Purchase & Sale	-	1,247,069
Zouping Regenerated Resources	188,477	162,119
Zouping Reg. YX	43,398	43,071
Total Prepaid - Related Party	231,875	1,452,259

Accounts Receivable - related party
Dongying Fangyuan Nonferrous	9,824	-

Accounts Payable - related party
Zouping Regenerated Resources	59,136	74,467

Construction Costs Payable
Zibo Mingtai	919,092	711,535
Zouping Reg. Purchase and Sale	486,580	-
Shandong Jinpeng	69,534	-
Zouping Jinwang	41,168	-
Total Construction Costs Payable	1,516,374	711,535

Related Party Transactions - Net Position, Asset / (Liability)	(9,844,780)	(4,624,791)

F-13

Foreign currency translation

The Company maintains its books and accounting records in Renminbi (“RMB”), the PRC’s currency and the functional currency. Translation of amounts from RMB to United States dollars (“US$”) were made at the following exchange rates for the respective quarters:

Balance Sheet Rates
August 31, 2006	RMB 7.9585 to US$ 1
August 31, 2005	RMB 8.1111 to US$ 1

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

Revenue recognition

The Company recognizes revenue when the significant risks and rewards of ownership have transferred pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, sales and value-added tax laws have been complied with, and collect-ability is reasonably assured. The Company generally recognizes product sales when the product is shipped. In the event goods are returned by a customer, revenue is reduced, and the returned goods are placed back to inventory during the period that the returned goods are received by the Company. The Company does not yet have a historical basis for determining a rate of return on products sold, though returns are expected to be minimal as the Company will be selling a commodity-type product with established international standards, and will follow rigorous internal quality control systems and procedures.

Contingency and Commitments

STJMC had the following contingent liabilities as at August 31, 2006:

i.)	STJMC has granted bank guarantees equal to US$7,727,587 on behalf of third parties and received no collateral or compensation for acting as guarantor;
ii.)	STJMC has granted bank guarantees equal to US$27,643,400 on behalf of related parties and received no collateral or compensation for acting as guarantor; and,
iii.)	STJMC granted guarantees amounted to US$13,821,700 to banks against bank loans issued to 3 third parties who in return pledged their property to STJMC as collateral for acting as guarantor, the details are as follows:

		Amount of Guarantee Granted (US$)	Property pledged to STJMC
		$10,052,146	A 10,796-square-meter office building
		$2,513,036	A 4,666-square-meter restaurant
		$1,256,518	A 76,760-square-meter casting mill workshop
	Total:	$13,821,700

SQSS had the following contingent liabilities as at August 31, 2006:

i.)	SQSS has granted bank guarantees equal to US$16,648,865 on behalf of a related party by pledging its land and equipment to that limit and received no collateral or compensation for acting as guarantor;
ii.)	SQSS has granted bank guarantees equal to US$4,071,119 on behalf of a related party and received no collateral or compensation for acting as guarantor; and
iii.)	SQSS has granted bank guarantees equal to US$100,521 on behalf of a third party and received no collateral or compensation for acting as guarantor.

SQSS has commitments to various suppliers and contractors amounting to US$10,037,410 as at August 31, 2006. These outstanding commitments are contemplated to be funded by February 28, 2007. The fulfilment of these commitments will complete the funding of the strip line of the stainless steel mill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Plan of Operation

The Stainless Steel Casting Line Has Been Completed and is Undergoing Production Trials

Terra Nostra has completed the construction of a casting mill comprising 180,000 to 230,000 MT production capacity of continuous casting billet stainless steel. Major equipment of the casting mill includes three 17 MT electric arc furnaces, two AOD furnaces for further refinement of the stainless steel metal products and a continuous casting line with cut off torches. The casting mill began production trials in late January, 2006 and is in the process of increasing its production levels and generating trading revenues. The major raw materials include scrap stainless steel sourced through local distributors, including a Sino Partner affiliate, imported scrap steel imported from North America and Europe, and imported nickel, chromium and other special metal alloys. A majority of the initial output has been outsourced to rolling mills for processing into stainless steel strip and then sold to downstream fabricators. In other cases, billet stainless steel has been sold to rolling mills.

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

The Stainless Steel Strip Line has been Constructed, with Initial Production Tests Underway

The Company recently completed construction of a strip rolling line capable of producing up to 150,000 MT per annum. For the next several months, SQSS will perform testing and production trials, and over time will ramp up to the terminal production utilization of 80%-100% of rated capacity. SQSS is currently in the process of hiring and training the requisite workforce.

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

As stated above, SQSS is outsourcing the rolling of stainless steel strip and selling and marketing strip to downstream customers across PRC. The Company is selling through its internal sales department and sales agents. As SQSS is able to increase output, it may be necessary for it to increase its internal sales and marketing department, the external sales network, or both.

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

The Existing Copper Operations will Continue Much as Before with Minor Changes

The foundation and platform for the Company’s PRC operations is the STJMC Copper Processing Facility in Changshan Town, Zouping County, Shandong Province. As stated above, the existing copper operation at Changshan has the capacity to process 30,000 MT of electrolytic copper, 15,000 MT of oxygen free copper rods, and 20,000 MT of low-oxygen copper rods. The difference between “oxygen free” and “low-oxygen” is that oxygen free rods are extruded from melted electrolytic copper, while low-oxygen rods are produced from melted #1 copper scrap that has not been processed through the electrolysis plant. This plant is the flagship copper processing and fabrication business led by Sino Partner, which he founded in 1994. The Company does not see material gains from altering the current operating formula.

140,000 MT of Additional Electrolytic Capacity Coming On-line in the Near-Term

STJMC is planning to phase-in approximately 140,000 MT of production capacity that has been newly constructed by Sino Partner. There are two parts: the New Assets, which are located in Dongying, Shandong Province, having production capacity of 60,000 MT; and a new 80,000 MT capacity facility that is among the Existing Assets, but not yet operational. These facilities are intended to be contributed to STJMC by Sino Partner as a component of the registered capital obligation under the STJMC JV, as amended. Although the construction of the plants is completed, these assets have not yet conveyed as contemplated under the STJMC JV, as revised and restated. The effective dates for conveying the assets under the STJMC JV are a function of the parties completing additional legal, accounting and governmental obligations, which have commenced.

The operating plan for these un-utilized assets cannot be separated from the financing plan. The assets represent a near term potential for the Company to embark on a tremendous growth phase. However, realizing this potential is largely a function of the Company raising sufficient capital to feed the plants with raw materials and support the start-up needs of these operations. The plant at Dongying has completed production trials and is operating intermittently. The new 80,000 MT plant has undergone trials of the furnace and casting processes; however, the electrolytic plant is not anticipated to initiate production trials until the working capital sources are secured.

Results of Operations

For the three months ended August 31, 2006 and 2005, the Company incurred net losses of US$1,348,692 and US$2,601,558, respectively. The Company is reporting a loss of US$0.02 per share on a fully diluted basis.

For the current three month period, revenues were US$59,463,131. Of these revenues, US$53,533,822, or 90% of total revenues, were earned by STJMC from ongoing operations. The balances of US$5,929,309, or10% of total revenues, were earned by SQSS, which continues its production trials and has not reached a level of sales volume and economies of scale to generate positive earnings. Although STJMC recorded gross profit margins of 9.8% for the current three month period, the overall gross profit margin was 7.5%, reflecting the affects of negative gross profit margins by SQSS.

STJMC was acquired by the Company on May 31, 2006. For comparison purposes, STJMC recorded sales of US$22,135,727 for the same period of the prior year. The significant increase of approximately 240% is due primarily to the sharp increases in copper prices experienced in global markets over the past year. SQSS was a in a development stage and, accordingly, had nil sales for the three months ended August 31, 2005.

Selling, general, and administrative costs decreased from US$2,648,744 for the three months to August 31, 2005 to US$2,259,114 in the current three month period. The reduction is principally due to lower costs of management options.

Depreciation and amortization expenses increased to US$665,511 in the current period from US$121,223 in the three months to August 31, 2005. The increase is primarily due to SQSS emerging from a development stage, which brought fixed assets of SQSS on-line and the commencement of accruing depreciation against complete plant and equipment. Secondly, depreciation of STJMC was reflected in the current quarter, but not in the same period of the prior year.

Interest expenses for the three months to August 31, 2006 and 2005 were US$862,860 and US$432,693, respectively. The increase is due to higher bank debt at SQSS, an increase in market interest rates, and the inclusion of US$152,038 of bank interest accrued by STJMC.

There was no provision for income taxes in the three months to August 31, 2006 since the SQSS had not commenced full operations and, and has generated deficits. However, in the current quarter, STJMC recorded a provision of US$1,592,578 against net income before tax of US$1,275,542.

Financing Activities

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. The operations of the Company are undertaken by the Subsidiaries, two Sino-Foreign Joint Venture Companies in which the Company holds a 51% interest, operating under the laws of the PRC. There can be no assurance that the Company will be able to raise the required funds to fulfil its capital contribution commitments under the respective STJMC JV. Should the Company be unable to provide the funds required according to a schedule as determined by the STJMC Board of Directors, the Company could potentially be subject to a diminished ownership percentage.

The Company has recently embarked on a new finance raising program. The intent of the program is to arrange up to $50 million in unregistered equity securities. In this regard, the Company has engaged the services of a New York-based investment bank that specializes in placing securities for small/micro cap companies and has a successful track record assisting companies that have their primary operations in PRC. If we are able to complete such financing, the proceeds will complete the Company’s registered capital funding obligation under the STJMC JV and recapitalize both subsidiary joint ventures. The registered capital funding will be used by STJMC to finance its operating needs. None of the funding that is downstreamed to the Subsidiaries will be used to acquire equity from the Sino Partner or otherwise be diverted from meeting the working capital and fixed asset needs of the Subsidiaries. The Company’s investment bank has not agreed to underwrite this financing and there are no assurances at this time that the Company will be able to complete an equity financing for $50 million or any other amount.

Compliance with Environmental Laws and Regulations

Based on the equipment, technologies and proactive measures adopted, the Company is not considered a high-pollution factory in PRC. The production processes use a small amount of water and this renders minimal chemical pollution. The strip line will use a gas-fired reheat furnace, which is recommended by the State Environmental Protection Agency. The stainless steel casting mill uses state of the art air pollution systems to extract smoke and gaseous emissions and draw it through multi-stage filtration units.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

The Company did not issue any securities during the quarter ended August 31, 2006.

On September 30, 2006, the Company sold 50,000 shares of its common stock to a private investor for total proceeds of $100,000, for a price of $2.00/share, accompanied by a total of 50,000 purchase warrants entitling the holder to acquire an additional common share for a period of 2 years, with the exercise price during the first year set at $3.00 per share and $4.00per share during the second year.

The foregoing issuance of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The sale was an offshore transaction since the offeree was not in the United States and the purchaser was outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. The purchaser certified under Regulation S that he is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

3.3	Articles of Incorporation

3.4	Amendment to Articles of Incorporation

3.5	Certificate of Amendment

3.6	Bylaws

4.7	Form of Common Stock Specimen

10.1	Amendment to the Share Exchange Agreement between the Corporation and 9126 2238 Quebec Inc.

10.2	Acquisition Agreement Between RTO Investments Ltd., a Bahamas company and the Corporation

10.3	Disposition Agreement between the Corporation, Quattro Investments Limited and Biointegra Inc.

10.4	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract

10.5	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract

10.4	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract

10.5	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract

10.6	Shandong Terra Nostra – Jinpeng Metallurgical
Co., Ltd.- Joint Venture Contract Amendment

Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000-49631.

Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000-49631.

Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000-49631.

Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000-49631.

Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000-49631.

Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-QSB filed with the SEC on August 19, 2004.

Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on December 10, 2004.

Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-QSB filed with the SEC on May 15, 2005

Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on August 17, 2005.

Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on August 17, 2005.

Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on August 17, 2005.

Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on August 17, 2005.

Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on August 17,

10.7	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract Amendment

10.8	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd – Amended and Restated Joint Venture Agreement

10.9	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated December 16, 2005

10.10	Shandong Quanxin Stainless Steel Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated March 26, 2006

31.1	Section 302 Certification- Principal Executive Officer

31.2 Section 302 Certification- Principal Accounting Officer and Principal Financial Officer

32.1 Certification for CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification or CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2005.

Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on August 17, 2005.

Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on October 10, 2005.

Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-QSB filed with the SEC on January 23, 2006.

Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-QSB filed with the SEC on April 19, 2006.

Filed herewith.

Filed herewith.

Filed herewith.

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA RESOURCES CORP.

Date: October 23, 2006

By:

Name: Donald Nicholson

Title: Chief Executive Officer and President and Principal Executive Officer

By:

Name: Jeff Reynolds

Title: Chief Financial Officer and Principal Accounting and Principal Financial Officer