Form 10KSB/A
period 2005-05-31
TERRA NOSTRA RESOURCES CORP.
filed 2006-12-22
CIK 1167370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

     Form 10-KSB
Amendment No. 1

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2005
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

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

Transitional Small Business Disclosure Format (Check one): _______Yes         _______No

Note to Reader – Reason for Amendment

On or about November 22, 2006, management of Terra Nostra Resources Corp. (the “Registrant”) became aware of potential errors in the classification of certain transactions and an omission which affected the balance sheet as at May 31, 2005. Management undertook an analysis of the affected Registrant’s balance sheet items and has subsequently corrected the errors. The major items included the omission of an inter-company entry and a misstatement of a credit to additional paid in capital that should have been allocated between paid in capital and minority interest. These errors caused material misstatements to additional paid in capital, retained earnings, and minority interest. These errors did not affect the Statement of Operations.

In connection with the changes described above, the Registrant is hereby re-filing the Financial Statements along with the Report of Independent Registered Public Accounting Firm, the Notes to Financial Statements, and Item 8A - Controls and Procedures in this Amendment No. 1 to its annual report on Form 10-KSB.

The other sections of the originally filed Form 10-KSB, such as the Management Discussion and Analysis, are not affected by the change and, therefore, were not repeated in this filing.

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

F-1

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

     As described more fully in Note 16, the consolidated financial statements for the years ended May 31, 2006 and 2005 have been restated.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Rotenberg & Co., LLP
Rochester, New York
September 5, 2006 (Except for Note 16 as to which the date is December 8, 2006)

TERRA NOSTRA RESOURCES CORP. CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2006 AND 2005

	US$	2006	2005
		(Restated)	(Restated)
Current Assets
Cash		19,348,547	122,552
Cash - Restricted		11,433,207	4,926,735
Notes Receivable		62,353	-
Accounts Receivable		7,862,083	-
Other Receivables, Net		7,136,603	4,910,629
Other Receivables - Related party		25,707,370	23,579,287
Short Term Investment		24,941	-
Inventory		25,505,079	-
Prepaid Expenses		3,537,389	18,004
Prepaid Expenses - Related party		1,452,259	-
Total Current Assets		102,069,831	33,557,207

Long-Term Assets
Investment		3,864,895	-
PP&E		46,081,421	1,927,382
Less Accumulated Depreciation		(4,710,997)	(154,420)
Construction Materials		40,623	57,056
Construction in Progress		17,192,511	58,880,411
Land Use Rights		5,025,487	4,563,792
Total Long-Term Assets		67,493,940	65,274,221

Other Assets
Deferred and Other Assets		357,711	394,163
Total Deferred and Other Assets		357,711	394,163

Total Assets		169,921,482	99,225,591

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable		1,865,500	239,742
Bank Loans, Short Term		50,406,545	10,559,892
Notes Payable, Other		20,638,998	7,188,942
Land Use Rights Payable		2,714,268	590,291
Construction Costs Payable		9,989,247	3,748,328
Tax Payable		9,024,169	-
Other Liabilities		5,829,011	1,999,286
Other Liabilities - Related Party		30,998,418	58,894,559
Total Current Liabilities		131,466,156	83,221,040

Long Term Liabilities
Land Use Rights Payable		-	2,105,000
Total Long Term Liabilities		-	2,105,000
Minority interest		26,166,000	12,955,731

	2006	2005
Shareholders' Equity	(Restated)	(Restated)

Class A Common Stock - authorized 100,000,000 shares with a
par value of $0.001; 49,156,448 issued and outstanding as at
May 31, 2006; 40,146,448 shares issued and outstanding as at
May 31, 2005	49,156	40,146
Additional Paid in Capital	34,682,250	13,640,818
Accumulated Other Comprehensive Income	254,677	-
Retained Earnings	(22,696,757)	(12,737,144)
Total Shareholders' Equity	12,289,326	943,820

Total Liabilities and Shareholders' Equity	169,921,482	99,225,591

F-4

TERRA NOSTRA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2006 AND 2005
US$	2006	2005
Revenues	5,107,982	-
Cost of Sales	6,847,019	-

Gross Profit	(1,739,037)	-
Expenses:

Selling	55,486	-
General and Administrative - North America	7,275,557	1,603,793
General and Administrative - PRC	3,762,230	1,238,238
Depreciation and Amortization	700,922	209,814
Total Expenses	11,794,195	3,051,845

Operating Profit / (Loss)	(13,533,232)	(3,051,845)
Interest (Expense)	(3,151,492)	(769,527)
Other Income / (Expense)
Other Income	41,594	-
Non-operating Expense	(27,121)	-
Income / (Loss) Before Income Tax	(16,670,251)	(3,821,372)
Provision for Income Tax	-	-

Income / (Loss) Before Minority Interest	(16,670,251)	(3,821,372)
Minority Interest	5,074,309	1,086,614
Net Income (Loss)	(11,595,942)	(2,734,758)
Other Comprehensive Income:
Foreign Currency Translation Adjustment	254,678	-
Comprehensive Income (Loss)	(11,341,264)	(2,734,758)
(Loss) Per Share - weighted average	$ (0.27)	$ (0.09)
(Loss) Per Share - fully diluted	$ (0.21)	$ (0.09)
Weighted Average Number of Shares	42,925,833	30,358,253
Fully Diluted Number of Shares	55,105,833	30,861,099

TERRA NOSTRA RESOURCES CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

US$	2006	2005
Net Income (Loss)	(11,595,942)	(2,734,758)
Adj. to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation	1,432,795	114,728
Amortization	14,788	95,086
Imputed Interest	3,151,492	1,839,957
Minority Interest	(5,074,309)	(1,086,614)
Management Options and Investor Warrants	2,519,066	-
Changes in Assets and Liabilities:
Accounts Receivable	(7,862,083)	-
Other Receivables	(2,225,974)	(3,053,209)
Other Receivables - Related Party	(2,128,083)	(16,881,640)
Notes Receivable	(62,353)	-
Inventory	(25,505,079)	-
Prepaid Expenses	(3,519,385)	44,521
Prepaid Expenses - Related Party	(1,452,259)	-
Accounts Payable	1,625,758	(304,661)
Tax Payable	9,024,169	-
Other Liabilities	3,829,725	260,844
Other Liabilities - Related Party	(27,896,141)	4,254,143
Net Cash Flows from Operating Activities	(65,723,815)	(17,451,603)
Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(42,721,244)	(265,285)
Construction Materials	16,433	(10,657)
Construction in Progress	41,687,900	(8,349,566)
Construction Costs Payable	6,240,919	-
Short Term Investment	(24,941)	-
Land Use Right Payable	18,977	-
Investment in Intangible Assets	-	(98,790)
Deferred Assets	36,452	290,820
Investment	(3,864,895)	-
Net Cash Flows from Investing Activities	1,389,601	(8,433,478)
Cash Flows from Financing Activities:
Proceeds from Borrowings	39,846,653	6,935,216
Cash Pledged to Bank	(6,506,472)	(1,302,045)
Notes Payable	13,450,056	3,564,265
Addition of Minority Interest	18,284,578	14,527,890
Capital Contributions	18,230,716	2,191,674
Net Cash Flows from Financing Activities	83,305,531	25,917,000
Net Increase (Decrease) in Cash	18,971,317	31,919
Effect of Exchange Rates on Foreign Currency Transactions	254,678	-
Cash - Beginning of Period	122,552	90,633
Cash - End of Period	19,348,547	122,552
Supplemental Cash Flow Disclosures:
Interest Paid	2,029,634	431,283
Income Tax Paid	-	-

	TERRA NOSTRA RESOURCES CORP.
	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	FOR THE YEARS ENDED MAY 31, 2006 AND 2005

				Accumulated Other Comprehensive Income
			Additional Paid in Capital		Retained Earnings	Total Stockholders' Equity
	Common Stock Shares	Common Stocks					Minority
					(Deficit)		Interest

Balance at May 31, 2004	30,758,727	30,759	9,618,574	-	(10,002,386)	(353,053)	(485,545)

Issuance of common stock for private placement	9,387,721	9,387	2,467,379			2,476,766	-
Net Income (Loss)					(2,734,758)	(2,734,758)	(1,086,614)
Imputed Interest - SQSS			1,554,865			1,554,865	1,493,890
Capital Contributed by Minority Shareholder							13,034,000

Balance at May 31, 2005 (Restated)	40,146,448	40,146	13,640,818	-	(12,737,144)	943,820	12,955,731

Issuance of common stock for private placement	9,010,000	9,010	20,057,476			20,066,486	-
Net Income (Loss)					(11,595,942)	(11,595,942)	(5,074,309)
Issuance of management options			2,422,026			2,422,026	-
Warrants issued to investors and arrangers			97,040			97,040	-
Imputed Interest - Terra Nostra level			19,755			19,755	-
Foreign currency translation adjustments				254,677		254,677	250,194
Elimination SQSS due to consolidation with STJMC			(1,554,865)		1,636,329	81,464	(8,131,616)
Capital Contribution by Minority Shareholder							26,166,000

Balance at May 31, 2006 (Restated)	49,156,448	49,156	34,682,250	254,677	(22,696,757)	12,289,326	26,166,000

			F-7

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

B. Accounts Receivable

In order to determine the fair value of accounts receivable, a provision is recorded for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collect-ability of outstanding accounts receivable. The policy is to evaluate the credit risk of its customers utilizing historical data and estimates of future performance. Accounts receivable balances of the Company and its Subsidiaries were US$7,862,083 as at May 31, 2006. The accounts receivable balance for SQSS was US$302,723 as at May 31, 2006.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

G. Financial Instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”),Disclosures about Fair Value of Financial Instrumentsrequires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of financial instruments including cash, receivables, prepaid expenses, accounts payable, bank loans and notes payable approximates their fair value at the reporting balance sheet dates due to the relatively short-term nature of these instruments. The fair market value of long-term debt can not be determined due to a lack of comparability of similar market instruments.

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

I. Deferred Assets

Deferred assets are payments that will be assigned as expenses in a later period, but that are paid in advance and temporarily set up as assets on the balance sheet. Deferred assets were US$357,711 as at May 31, 2006 and US$394,163 as at May 31, 2005.

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

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

For operations in PRC, under the laws promulgated to Sino-Foreign joint ventures, the Subsidiaries are entitled to certain benefits. In summary, the joint venture companies are entitled to a two year tax holiday beginning with the first year of profitable operations. Moreover, the joint ventures will be obligated to pay income taxes at only half of the statutory rate in effect over the subsequent three years. In total, the joint ventures will enjoy special tax benefits over a five year period, beginning in the first year of profitable operations.

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

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

FASB 155 - In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments as an amendment to FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The FASB 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for financial instruments acquired or issued after June 1, 2007 (i.e., the beginning of an entity's first fiscal year that begins after September 15, 2006). FASB 155 is not expected to have a material impact on our financial statements.

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

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

4. OTHER RECEIVABLES

The Company and its Subsidiaries’ Other Receivables at May 31, 2006 and 2005, are summarized as follows:

	(US$)
	May 31, 2006	May 31, 2005
Current Assets
Other Receivables	7,884,020	4,910,629
Other Receivables - Related Party	25,707,370	23,579,287
Less: Allowance for doubtful accounts	(747,417)	---

Other Receivables, Net	32,843,973	28,489,906

Allowance for doubtful accounts was US$747,417 as at May 31, 2006 and nil as at May 31, 2005.

Although lending between companies, including related parties is a common occurrence in the PRC, the practice is technically contrary to regulations, which provide that only lending institutions are permitted to extend loans to companies.

5. INVENTORIES

	(US$)
		May 31, 2006	May 31, 2005

Raw Materials		9,482,043	--
Work in Progress		12,297,856	--
Finished Goods		2,327,356	--
Consignment Inventory		1,321,920	--
Sundry		75,904	--
Total Inventories		25,505,079	--

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

6. PREPAID EXPENSES
	(US$)	May 31, 2006	May 31, 2005
Prepaid Expenses		3,537,389	18,004
Prepaid Expenses – Related Party		1,452,259	--
Total Prepaid Expenses		4,989,648	18,004

The increase in prepaid expenses from May 31, 2005 to May 31, 2006 was principally in connection with the procurement of construction materials at SQSS. The remaining prepaid expenses were primarily comprised of deposits and advances to third party suppliers and a related party supplier (refer to Note 13, herein, RELATED PARTY TRANSACTIONS).

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

Land use rights are amortized using the straight-line method over a 50 year period. The land use rights and accumulated depreciation are summarized for the four balance sheet dates, as follows:

	(US$)	May 31, 2006	May 31, 2005
Land Use Rights		5,241,179	4,704,939
Less: Accumulated Amortization		215,692	141,147
Land Use Rights - Net		5,025,487	4,563,792

In the event that an extension on land rights cannot be negotiated between the parties, the residual value would be zero.

8. BANK INDEBTEDNESS AND NOTES PAYABLE

Bank Loans & Short Term Loans

		(US$)	Annual	Amount at	Amount at
Bank	Period		Int. Rate	May 31, 2006	May 31, 2005
Huaxia Bank	Dec 1, 2005 – Dec 1, 2006		5.58%	5,611,812
Agricultural Bank	Jul 31, 2005 – Jul 31, 2006		8.928%	299,297
Agricultural Bank	Aug 29, 2005 – Aug 29, 2006		8.928%	311,767
Agricultural Bank	Nov 18, 2005 – Nov 18, 2006		8.928%	187,060
CITIC Bank	Jan 16, 2006 – Jul 13, 2006		4.698%	399,063
CITIC Bank	Jan 18, 2006 – Jul 17, 2006		4.698%	1,197,187
CITIC Bank	Feb 23, 2006 – Oct 15, 2006		6.696%	1,247,069
CITIC Bank	Oct. 8, 2005 – Jul. 15, 2006		6.138%	1,247,069
CITIC Bank	Oct. 20, 2005 – Jun. 19, 2006		6.138%	1,247,069
CITIC Bank	Apr. 5, 2006 – Nov. 4, 2006		6.138%	1,247,069
CITIC Bank	Apr. 13, 2006 – Oct. 20, 2006		6.138%	1,247,069
CITIC Bank	Apr. 20, 2006 – Nov.14, 2006		6.138%	1,247,069
Zibo Commercial	Aug. 5, 2005 – Jul. 24, 2006		8.37%	2,494,139
Zibo Commercial	Sep. 30, 2005 – Sep.5, 2006		5.58%	22,447,249
Zibo Commercial	Jan. 17, 2006 – Jan.9, 2007		8.37%	3,741,209
Heng Feng Bank	Apr. 5, 2006 – Apr. 5, 2007		6.138%	6,235,348
CITIC Bank	Jan 27,2005 - Nov 27, 2005		6.138%		1,208,226
CITIC Bank	Mar 2, 2005 - Oct 18, 2005		6.138%		1,208,226
CITIC Bank	Mar 23, 2005 - Sep 26, 2005		6.138%		1,208,226
CITIC Bank	Apr 14, 2005 - Oct 14, 2005		5.22%		894,086
Zibo Commercial	Feb 5, 2005 - Jan 10, 2006		8.37%		3,624,677
Zibo Commercial	Aug 17, 2004 - Aug 3, 2005		7.65%		2,416,451

Total Bank Loans Outstanding				50,406,545	10,559,892

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

As at May 31, 2006, the five loans from CITIC Bank (shown on the table below initalics) to SQSS amounting to US$6,235,345 were guaranteed by pledge of SQSS’ steel refining equipment to a limit of RMB 50,000,000; the three loans from Zibo Commercial Bank to SQSS (also in italics ) amounting to US$8,482,597 were guaranteed by related parties and the loan from Heng Feng Bank is guaranteed by related and third parties. No related parties are receiving compensation for acting as guarantors.

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

As of May 31, 2006 and 2005, the Subsidiaries had several outstanding notes payable. The notes, which had a cumulative balance of US$20,638,998 and US$7,188,942 for each respective year, bear no interest, and all had maturity dates ranging of about 6 months. The notes owed by SQSS (shown in italics ) and STJMC were used primarily by related parties whose obligations are booked in Other Receivables – Related Parties. These notes can generally be exchanged at a discount for cash with financial institutions. Most of the notes were partially secured by the Cash – Restricted. No related party is receiving compensation for the provision of such notes.

Although lending between companies, especially related parties is a common occurrence in PRC, the practice is technically contrary to regulations, which provide that only lending institutions are permitted to extend loans to companies.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

12. Warrants

The Company had outstanding warrants to purchase 9,528,000 and 492,846 shares of its’ common stock at May 31, 2006 and 2005, respectively, at prices ranging from $3.00 to $5.00 per share.

The following schedule shows the warrants outstanding and changes made during the years ending May, 2006 and 2005:

		Weighted Average
	Number	Exercise Price

Warrants outstanding May 31, 2004	128,652	$4.50

Changes during the fiscal year ending May 31, 2005:
Issued	364,194	5.00
Expired	-	-

Warrants outstanding May 31, 2005	492,846	$4.87

Changes during the fiscal year ending May 31 2006:
Issued	9,538,000	4.08
Expired	(502,846)	4.87

Warrants outstanding May 31, 2006	9,528,000	$4.08

Warrants outstanding at May 31, 2006 expire as follows:
Year	Number of shares

FYE May 31, 2007	1,680,000

FYE May 31, 2008	7,848,000

Where appropriate an allocation has been made in the consolidated statements of stockholders’ equity between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

13. RELATED PARTY TRANSACTIONS

Related party transactions comprise funding transactions between companies that are associated through common Sino ownership. The related party transactions are summarized in the schedules below:

Summary of balances of related party transactions (US$)
Other Receivables - Related Party	May 31, 2006	May 31, 2005
Shandong Jinwang	6,213,321	-
Zouping Regenerated Resources	8,032,868	-
Zouping Regenerated Resources	-	8,884,991
Zhang Ke	8,061,609	-
Zibo Jinpeng	2,202,449	-
Zibo Jinpeng	419,149	-
Zouping Jinwang	325,733	2,851,553
Shandong Jiatai	149,912	-
Shandong Jiatai	-	1,685,674
Zouping Huatong	199,303	-
Shengming Copper	48,037	157,069
Dongying Shengli Zhongya	47,451	-
Zouping Jinyuan	7,538	-
Total Other Receivables - Related Party	25,707,370	23,579,287
Other Liabilities - Related Party
Ke Zhang	21,754,960	-
Zouping Jinwang	5,438,739	-
Shandong Jinpeng		7,060,151
Shandong Jinwang	1,286,815	-
Shandong Jinwang	-	14,922,849
Dongying Shengli	1,012,558	-
Zibo Mingtai Regenerated	760,907	-
Zibo Mingtai	322,546	-
Zouping Jinwang	127,516	-
Dongying Fangyuan Copper	121,382	-
Zouping Huatong	-	28,970,051
Sun Liu James Po	95,782	-
Dongying Shengli Zhongya	-	7,458,218
Zouping Jinyuan	-	483,290
Zouping Regenerated Resources	77,213	-
Total Other Liabilities - Related Party	30,998,418	58,894,559
Prepaid Expenses - Related Party
Zouping Reg. Purchase & Sale	1,247,069	-
Zouping Regenerated Resources	162,119	-
Zouping Reg. YX	43,071	-
Total Prepaid - Related Party	1,452,259	-
Accounts Payable - related party
Zouping Regenerated Resources	74,467	-
Construction Costs Payable
Zibo Mingtai	711,535	-
Related Party Transactions - Net Position, Asset / (Liability)	(4,624,791)	(35,041,887)

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

STJMC had the following contingent liabilities as at May 31, 2006:

i.) STJMC has granted bank guarantees equal to US$8,230,658 on behalf of third parties and received no collateral or compensation for acting as guarantor;

ii.) STJMC has granted bank guarantees equal to US$22,447,249 on behalf of related parties and received no collateral or compensation for acting as guarantor; and

iii.) STJMC granted guarantees amounted to US$13,717,763 to banks against bank loans issued to three third parties who in return pledged their property to STJMC as collateral for acting as guarantor, the details are as follows:

	Amount of Guarantee Granted	Property pledged to STJMC
	US$9,976,555	a 10,796-square-meter office building
	US$2,494,139	a 4,666-square-meter restaurant
	US$1,247,069	a 76,760-square-meter casting mill workshop
Total	US$13,717,763

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

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

16. RESTATEMENT

The Form 10-KSB annual report for fiscal year ended May 31, 2006 that was issued and filed by the registrant on October 16, 2006, did not incorporate a material inter-company entry and the Form misstated a credit to additional paid in capital that should have been allocated between additional paid in capital and minority interest. There was also an immaterial reclassification made between categories in the Statement of Shareholders’ Equity. In addition, there was an immaterial reclassification made for adjusting over-contribution by minority shareholders. All four errors affected the balance sheet as at May 31, 2005 and did not have a Statement of Operation affect.

As at May 31, 2005, the Company had an outstanding funding obligation of US$12,566,000 to SQSS to complete its registered capital commitment. Although the obligation was paid in full during the fiscal year ended May 31, 2006, the balance sheet as at May 31, 2005 did not reflect Terra Nostra’s payable of US$12,566,000 nor did SQSS’s accounts reflect the receivable. This omission, consequently, understated the minority interest liability by US$6,157,340, representing the 49% minority interest share of US$12,566,000.

At May 31, 2005, SQSS was a development stage company and a portion of the development funds were provided by related parties that did not charge interest. The Company’s policy is to calculate an imputed interest against these advances at a rate of 4.5% per annum and book the charges to interest expense, construction in progress, or both. During fiscal year ending May 31, 2005, the Company incorrectly booked all amount of the credit entries to additional paid in capital rather than allocation between additional paid in capital and minority interest. The revised and restated Form 10-KSB makes the correction to reclassify US$1,493,889 (49% of US$3,048,754 imputed interests) from additional paid in capital to minority interest.

There was an entry in May 31, 2004 to reclassify US$283,308 from additional paid in capital to retained earnings. The Company did not carry this entry forward to 2005 and 2006, which has been corrected in the Form.

Sino partners over contributed US$273,385 in SQSS, which was not reflected in the year ended May 31, 2005. The revised and restated Form 10-KSB makes the correction to reclassify US$139,426 (51% of US$273,385 over contribution) from additional paid in capital and US$133,959 (49% of US$273,385 over contribution) to other liabilities-related party.

	May 31, 2006

	As previously reported	As restated
Nets Assets	38,455,326	38,455,326
Minority Interest	26,166,000	26,166,000
Total Stockholders' Equity	12,289,326	12,289,326
Additional Paid in Capital	34,965,558	34,682,250
Retained Earnings	(22,980,065)	(22,696,757)

	May 31, 2005
	As previously reported	As restated
Nets Assets	16,277,936	16,004,551
Minority Interest	5,438,460	12,955,731
Total Stockholders' Equity	8,734,476	943,820
Additional Paid in Capital	21,714,781	13,640,818
Retained Earnings	(13,020,451)	(12,737,144)
Other Liabilities – Related Party	58,621,174	58,894,559

F-24

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

16. RESTATEMENT

The Form 10-KSB annual report for fiscal year ended May 31, 2006 that was issued and filed by the registrant on October 16, 2006, did not incorporate a material inter-company entry and the Form misstated a credit to additional paid in capital that should have been allocated between additional paid in capital and minority interest. There was also an immaterial reclassification made between categories in the Statement of Shareholders’ Equity. In addition, there was an immaterial reclassification made for adjusting over-contribution by minority shareholders. All four errors affected the balance sheet as at May 31, 2005 and did not have a Statement of Operation affect.

As at May 31, 2005, the Company had an outstanding funding obligation of US$12,566,000 to SQSS to complete its registered capital commitment. Although the obligation was paid in full during the fiscal year ended May 31, 2006, the balance sheet as at May 31, 2005 did not reflect Terra Nostra’s payable of US$12,566,000 nor did SQSS’s accounts reflect the receivable. This omission, consequently, understated the minority interest liability by US$6,157,340, representing the 49% minority interest share of US$12,566,000.

At May 31, 2005, SQSS was a development stage company and a portion of the development funds were provided by related parties that did not charge interest. The Company’s policy is to calculate an imputed interest against these advances at a rate of 4.5% per annum and book the charges to interest expense, construction in progress, or both. During fiscal year ending May 31, 2005, the Company incorrectly booked all amount of the credit entries to additional paid in capital rather than allocation between additional paid in capital and minority interest. The revised and restated Form 10-KSB makes the correction to reclassify US$1,493,889 (49% of US$3,048,754 imputed interests) from additional paid in capital to minority interest.

There was an entry in May 31, 2004 to reclassify US$283,308 from additional paid in capital to retained earnings. The Company did not carry this entry forward to 2005 and 2006, which has been corrected in the Form.

Sino partners over contributed US$273,385 in SQSS, which was not reflected in the year ended May 31, 2005. The revised and restated Form 10-KSB makes the correction to reclassify US$139,426 (51% of US$273,385 over contribution) from additional paid in capital and US$133,959 (49% of US$273,385 over contribution) from minority interest to other liabilities-related party.

	May 31, 2006

	As previously reported	As restated
Nets Assets	38,455,326	38,455,326
Minority Interest	26,166,000	26,166,000
Total Stockholders' Equity	12,289,326	12,289,326
Additional Paid in Capital	34,965,558	34,682,250
Retained Earnings	(22,980,065)	(22,696,757)

	May 31, 2005
	As previously reported	As restated
Nets Assets	16,277,936	16,004,551
Minority Interest	5,438,460	12,955,731
Total Stockholders' Equity	8,734,476	943,820
Additional Paid in Capital	21,714,781	13,640,818
Retained Earnings	(13,020,451)	(12,737,144)
Other Liabilities – Related Party	58,621,174	58,894,559

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA RESOURCES CORP.

By: /s/ Donald Nicholson
Name: Donald Nicholson
Title: Principal Executive Officer, Member of the Board of Directors
Date: December 19, 2006

By: /s/ Jeff Reynolds
Name: Jeff Reynolds
Title: Principal Financial Officer and Principal Accounting Officer
Date: December 19, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the majority of the board of directors:

By: /s/ Donald C. Nicholson
Name: Donald C. Nicholson
Title: Chief Administrative Officer, Member of the Board of Directors
Date: December 19, 2006

By: /s/ Felix Chung
Name: Felix Chung
Title: Member of the Board of Directors
Date: December 19, 2006

By: /s/ Donald G. Burell
Name: Donald G. Burrell
Title: Member of the Board of Directors
Date: December 19, 2006

By: /s/ Crystal Poe
Name: Crystal Poe
Title: Member of the Board of Directors
Date: December 19, 2006