Form 10QSB
period 2006-11-30
TERRA NOSTRA RESOURCES CORP.
filed 2007-01-22
CIK 1167370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

49,206,448 common shares outstanding as of January 19, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	3-4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Unaudited Consolidated Financial Statements	7-9

TERRA NOSTRA RESOURCES

Consolidated Balance Sheets

(US$)	November 30, 2006	May 31, 2006
	(Unaudited)	(Restated, Audited)

Current Assets
Cash	22,610,612	19,348,547
Cash - Restricted	12,116,515	11,433,207
Notes Receivable	79,045	62,353
Accounts Receivable	210,265	7,862,083
Accounts Receivable - related party	670	-
Other Receivables, Net	7,507,162	7,136,603
Other Receivables - Related party	36,887,401	25,707,370
Short Term Investment	-	24,941
Inventory	29,474,986	25,505,079
Prepaid Expenses	2,177,228	3,537,389
Prepaid Expenses - Related party	65,707	1,452,259
Total Current Assets	111,129,591	102,069,831

Long-Term Assets
Investment	3,809,145	3,864,895
PP&E	62,302,808	46,081,421
Less Accumulated Depreciation	(6,228,928)	(4,710,997)
Construction Materials	-	40,623
Construction in Progress	4,835,111	17,192,511
Intangible Assets	14,258	-
Land Use Rights	5,044,569	5,025,487
Total Long-Term Assets	69,776,963	67,493,940

Other Assets
Deferred and Other Assets	285,000	357,711
Total Deferred and Other Assets	285,000	357,711

Total Assets	181,191,554	169,921,482

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	2,550,228	1,791,033
Accounts Payable - related party	60,002	74,467
Bank Loans, Short Term	57,394,545	50,406,545
Notes Payable, Other	16,079,989	20,638,998
Land Use Rights Payable	2,105,000	2,714,268
Construction Costs Payable	10,693,416	9,277,712
Construction Costs Payable - related party	1,578,375	711,535
Tax Payable	10,802,999	9,024,169
Other Liabilities	5,815,800	5,829,011
Other Liabilities - Related Party	37,057,389	30,998,418
Total Current Liabilities	144,137,743	131,466,156

The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA RESOURCES

Consolidated Balance Sheets (Continued)

(US$)	November 30, 2006	May 31, 2006
	(Unaudited)	(Restated, Audited)

Minority interest	27,737,694	26,166,000

Shareholders' Equity
Class A Common Stock - authorized 100,000,000 shares with a par value of $0.001; 49,206,448 issued and outstanding as at November 30, 2006; 49,156,448 issued and outstanding as at May 31, 2006.	49,206	49,156
Additional Paid in Capital	34,782,200	34,682,250
Accumulated Other Comprehensive Income	1,006,086	254,677
Retained Earnings (Deficit)	(26,521,375)	(22,696,757)
Total Shareholders' Equity	9,316,117	12,289,326

Total Liabilities and Shareholders' Equity	181,191,554	169,921,482

The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA RESOURCES

Consolidated Statements of Operations

(US$)	3 Months Ended November 30		6 Months Ended November 30
	2006	2005	2006	2005
Revenues	52,498,884	-	111,962,015	-
Cost of Sales	51,029,891	-	106,032,484	-
Gross Profit	1,468,993	-	5,929,531	-

Expenses:
Selling	48,597	-	107,292	-
General and Administrative - North America	672,635	1,322,024	1,960,890	3,420,749
General and Administrative - PRC	719,009	908,800	965,662	1,337,596
Depreciation and Amortization	784,060	114,705	1,449,571	235,928
Total Expenses	2,224,301	2,345,529	4,483,415	4,994,273

Operating Profit / (Loss)	(755,308)	(2,345,529)	1,446,116	(4,994,273)

Investment Income (Expense)	7,121	-	8,606	-
Interest (Expense)	(905,662)	(8,881)	(1,768,522)	(441,574)

Other Income / (Expense)
Other business income / (expenses) net	(122,360)	-	(113,639)	-
Non-operating income / (expenses) net	984	-	(72,244)	-

Income / (Loss) Before Income Tax	(1,775,225)	(2,354,410)	(499,683)	(5,435,847)
Provision for Income Tax	763,152	-	2,355,730	-

Income / (Loss) Before Minority Interest	(2,538,377)	(2,354,410)	(2,855,413)	(5,435,847)
Minority Interest	62,450	501,517	(969,205)	981,396

Net Income (Loss)	(2,475,927)	(1,852,893)	(3,824,618)	(4,454,451)

Other Comprehensive Income:
Foreign Currency Translation Adjustment	845,321	349,092	1,353,898	349,092
Minority Interest's Share	(382,708)	(171,055)	(602,491)	(171,055)

Comprehensive Income (Loss)	(2,013,314)	(1,674,856)	(3,073,211)	(4,276,414)

(Loss) Per Share - weighted average	($0.05)	($0.05)	($0.08)	($0.11)
(Loss) Per Share - fully diluted	($0.04)	($0.04)	($0.06)	($0.10)

Weighted Average Number of Shares	49,193,948	40,750,448	49,177,877	40,515,591
Fully Diluted Number of Shares	60,573,948	43,584,642	60,557,877	43,349,785

The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA RESOURCES

Consolidated Statements of Cash Flows

	Six Months Ended
	November 30, 2006	November 30, 2005
Net Income (Loss)	(3,824,618)	(4,454,451)
Adj. to Reconcile Net Inc. to Net Cash from Operating Activities:
Depreciation	1,489,703	183,790
Amortization	(40,132)	52,137
Minority Interest	1,571,694	(981,396)

Changes in Assets and Liabilities:
Accounts Receivable	7,651,148	-
Other Receivables	(370,559)	(1,760,111)
Other Receivables - Related Party	(11,180,031)	(3,108,632)
Notes Receivable	(16,692)	-
Inventory	(3,969,907)	(9,325)
Prepaid Expenses	1,409,438	(7,993,325)
Prepaid Expenses - Related Party	1,386,552	-
Accounts Payable	744,730	696,252
Tax Payable	1,778,830	-
Other Liabilities	(13,211)	2,007,316
Other Liabilities - Related Party	6,058,971	1,005,509
Net Cash Flows from Operating Activities	2,675,916	(14,362,236)

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(16,221,387)	(2,721,680)
Construction Materials	40,623	(33,431)
Construction in Progress	12,357,400	(8,856,797)
Construction Costs Payable	2,282,544	549,019
Short Term Investment	24,941	-
Land Use Right Payable	(609,268)	-
Investment in Intangible Assets	(14,258)	(3,703)
Deferred Assets	72,711	86,084
Investment	55,750	(3,087,685)
Net Cash Flows from Investing Activities	(2,010,944)	(14,068,193)

Cash Flows from Financing Activities:
Proceeds from Borrowings	6,988,000	22,857,604
Cash Pledged to Bank	(683,308)	821,287
Notes Payable	(4,559,009)	237,168
Capital Contributions	100,000	7,184,976
Net Cash Flows from Financing Activities	1,845,683	31,101,035

Net Increase (Decrease) in Cash	2,510,655	2,670,606
Effect of Exchange Rates on Foreign Currency Transactions	751,410	349,092
Cash - Beginning of Period	19,348,547	122,552
Cash - End of Period	22,610,612	3,142,250

Supplemental Cash Flow Disclosures:
Interest Paid	2,048,733	727,131
Income Tax Paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA RESOURCES

Notes to Financial Statements for the six months ended November 30, 2006

(Unaudited – prepared by Management)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended May 31, 2006 of Terra Nostra Resources Corporation.

The interim financial statements present the balance sheet, statements of operations, and cash flows of Terra Nostra Resources Corporation (“Terra Nostra” or the “Company”). The Company is comprised of a U.S. parent company that holds ownership interests in two Sino-Foreign joint ventures in the People’s Republic of China (“PRC”) including Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. (“STJMC” or the “Copper J.V.”) and Shandong Quanxin Stainless Steel Co. Ltd. (“SQSS” or the “Stainless Steel J.V.”). The parent has a 51% direct ownership in both joint ventures and STJMC has a 49% ownership interest in the Stainless Steel J.V. The reader should refer to the 10KSB for the fiscal year ended May 31, 2006 for a more comprehensive discussion of the organization history and structure.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2006 and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Related party transactions

Parties are considered to be “related” if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial or operational decisions. Parties are also considered to be “related” if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

During the six months to November 30, 2006, Dongying Fangyuan Copper Ltd. (“DYFY”) became STJMC’s largest customer. Sales volume from STJMC to DYFY for the three and six month periods to November 30, 2006 equaled US$8,441,809 and US$14,210,451, respectively. These levels of sales represented 16.8% of STJMC’s sales over the current three month period and 13.7% of STJMC’s sales for the last six months.

DYFY is a related party by common ownership. One or more of the PRC shareholders’ in the joint ventures with Terra Nostra Resources is a part owner in DYFY. This related party is, like STJMC, a processor of cathode copper for sale and distribution in the PRC. As the name implies, DYFY is located in Dongying, Shandong Province, which is strategically located near a seaport and the Shengli oilfield (“Shengli”). DYFY supplies cathode copper to Shengli; however, they are unable to meet the demand of Shengli. Consequently, DYFY purchases cathode copper from STJMC and resells the copper to Shengli.

The product that STJMC sells to DYFY is produced at the DYFY production site. STJMC entered into an electrolytic copper production line leasing agreement on May 19, 2005 with DYFY. The agreement covers the period from January 1, 2006 to December 30, 2008 and provides for an annual rental fee of RMB 5.3 million (approximately US$676,000).

The business rationale for STJMC’s operating from DYFY is logistical. Not only is the DYFY site located nearer to the Shengli Oil Fields, but closer to the Dongying port facility where scrap copper (i.e., raw materials for the production of electrolytic copper) lands from its origins in Guangdong Province in the Southeast of China.

Note 3 – Segment Analysis

The following table analyzes the division of assets and key statement of operations items, by segment:

(in US$000’s)

Three Months to November 30, 2006	Stainless Steel	Copper Products	Other	Total

Revenue from external customers	$ 2,162	$ 50,337	$ -	$ 52,499
Revenue from other operating segments	-	-	-	-
Segment profit (loss) before minority interest	(3,408)	1,543	(673)	(2,538)
Segment total assets	$ 83,155	$ 97,698	$ 339	$ 181,192

Six Months to November 30, 2006

Revenue from external customers	$ 8,091	$ 103,871	$ -	$ 111,962
Revenue from other operating segments	-	-	-	-
Segment profit (loss) before minority interest	(5,632)	4,738	(1,961)	(2,855)
Segment total assets	$ 83,155	$ 97,698	$ 339	$ 181,192

Note 4 – Balance sheet restatement

On or about November 22, 2006, management of Terra Nostra Resources became aware of potential errors in the classification of certain transactions and an omission which affected the balance sheet as at May 31, 2005.  Management undertook an analysis of the affected Registrant’s balance sheet items and has subsequently corrected the errors. The major items included the omission of an inter-company entry and a misstatement of a credit to additional paid in capital that should have been allocated between paid in capital and minority interest. These errors caused material misstatements to additional paid in capital, retained earnings, and minority interest. These errors did not affect the Statement of Operations.

Note 5 – New account standards

FASB 158 - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (“SFAS 158”).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended May 31, 2009.  The Company is currently evaluating the impact of SFAS 158 on its consolidated financial statements.

SFAS 157 - In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended May 31, 2009.  The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

Note 6 – Contingencies

The Stainless Steel J.V. had the following contingent liabilities as at November 30, 2006:

i.)

SQSS had outstanding bank guarantees equal to US$14,024,173 on behalf of a related party by pledging its land and equipment. The stainless steel joint venture received no collateral or compensation for acting as guarantor;

ii.)

The Stainless steel J.V. had outstanding bank guarantees equal to US$21,342,241 on behalf of  related parties and received no collateral or compensation for acting as guarantor; and

iii.)

The Stainless Steel J.V. had outstanding bank guarantees equal to US$101,994 on behalf of a third party and received no collateral or compensation for acting as guarantor.

STJMC had the following contingent liabilities as at November 30, 2006:

iv.)

STJMC had outstanding bank guarantees equal to US$1,019,940 on behalf of a third party and received no collateral or compensation for acting as guarantor;

ii.)       STJMC had outstanding bank guarantees equal to US$13,055,230 on behalf of related parties and received no collateral or compensation for acting as guarantor; and,

iii.)     STJMC had outstanding guarantees amounting to US$12,749,248 to banks against bank loans issued in favor of three third parties who in return pledged their property to STJMC as collateral for acting as guarantor. The details are as follows:

                        Amount of Guarantee Granted                  Property pledged to STJMC

                               US$10,199,398                               A 10,796-square-meter office building

                                 US$2,549,850                               A 4,666-square-meter restaurant

               Total       US$12,749,248

Note 7 - Commitments

SQSS has commitments to various suppliers and contractors amounting to US$5,678,974 as at November 30, 2006. These outstanding commitments are contemplated to be funded by May 31, 2007. The fulfillment of these commitments will allow for the completion of the casting mill and strip line of the stainless steel mill.

STJMC entered into an electrolytic copper production line leasing agreement on May 19, 2005 with Dongying Fangyuan Copper Co. Ltd., which is a related party by common ownership. The agreement covers the period from January 1, 2006 to December 30, 2008 and provides for an annual rental fee of RMB 5,300,000 (approximately US$676,000). STJMC began using the production line during January 2006.

Note 8 – Subsequent events

None.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from the sale of processed and fabricated copper, these proceeds are not sufficient to meet the Company’s overhead and operating objectives, especially those in connection with the stainless steel joint venture. More importantly, the Company requires capital to complete its funding obligation to the copper joint venture company, which outstanding obligation stands at US$25,234,000. The Company is currently pursuing funding options that would fund, at minimum, the outstanding registered capital obligation (i.e., the US$25,234,000), plus US$4 million that would be used for the operations of the Company and would include expenditures for professional fees, management costs, and other general and administrative costs covering approximately twelve months operating requirements. Once the Company successfully completes its registered capital obligation, it anticipates that it will be able to raise additional debt financing in the PRC which, in combination with the registered capital proceeds, would substantially fund the growth objectives of management for the PRC operations.

The stainless steel operations, comprising a completed casting mill capable of producing 230,000 MT per annum of billet stainless steel and a narrow strip rolling mill operation having a design capacity of 150,000 MT per annum, are currently operating substantially below the output level that would be required to generate profits and free cash flow. Management contends that the primary obstacle to reaching a critical mass of production and generating profits is the lack of available working capital to acquire raw material inventory. Management believes that it needs additional capitalization (debt and equity) of approximately US$20 million to reach critical mass production.

The copper joint venture is generating profits, as mentioned above; however, the operations are falling below management’s financial expectations because the copper joint venture has substantial idle production capacity. Similar to the situation with the stainless steel joint venture, the limiting factor is principally the lack of available working capital to acquire raw materials. Management believes that it needs additional capitalization of approximately $25 million to ramp up copper production to meet its expansion objectives, an amount which would be fulfilled by completion of the capital contribution.

Results of Operations

Comparison of six month periods ended November 30, 2006 and 2005

For the six months ended November 30, 2006, the Company generated sales of $111,962,015 compared to nil sales for the same period in the prior year. Note that the copper joint venture was acquired on May 31, 2006, the final day of the most recent fiscal year, and that the current period results include the operating results of both joint ventures (i.e., the copper joint venture and the stainless steel joint venture) while the stainless steel joint venture was the only joint venture entity included in the statement of operations for the comparable prior period..

The gross profit of $5,929,531 in the current six month period represented a gross profit margin of 5.3%. The copper joint venture generated a gross profit margin of 7.8% for this period and the stainless steel joint venture generated a negative gross profit margin, which reduced both the nominal gross profit and the gross profit percentage.

For the six months ended November 30, 2006, the Company earned operating income of US$1,446,116 as compared to incurring operating losses of US$4,994,273 for the same period in the prior year. In the prior year, the stainless steel company was in a development stage until the third fiscal quarter, which ended February 28, 2006. Therefore, the operating losses of US$4,994,273 were equal to the current period development stage losses incurred at the stainless steel joint venture and the expenses incurred by the parent. The parent’s expenses are primarily comprised of professional services, management fees, travel, and other general and administrative expenses.

Total expenses in the latest six month period were US$510,858 lower than in the prior comparable period, even though the current period included the additional selling, general, and administrative costs in connection with the copper joint venture. The reason was that costs related to the Company, such as the cost of issuing management options, were significantly lower.

Interest expenses were US$1,768,522 for the six months ended November 30, 2006 compared to US$441,574 for the same period of the prior year. The increase is the result of layering on the interest expenses of STJMC in the current period where the prior comparable period only included the cost of debt issued by the stainless steel joint venture.

In the current six month period ended November 30, 2006, the provision for income tax was US$2,355,730 compared to nil for the same period of the prior year. In the prior year, the Company was comprised of the parent and the stainless steel joint venture, which was in its development stage. Consequently, there were no earnings and no tax liability. However, the current six month period also includes the operations of STJMC, which generated significant profits.

The minority interest for the current six month period to November 30, 2006 was US$969,205 compared to US$981,396 for the prior comparable period. The current period amount was principally driven by the fact that STJMC generated significant earnings and the Sino partner was entitled to its 49% minority interest. In the prior comparable period, STJMC’s results were not included and the minority interest represented the minority owner’s share of SQSS’s development costs.

The foreign currency translation adjustment (before minority interest) increased from US$349,092 for the six month period of the prior year to US$1,353,898 for the six months to November 30, 2006. The increase is due to the addition of STJMC’s net assets to the combined balance sheet and the continuing strengthening of the Chinese RMB verses the US dollar.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of November 30, 2006, the Company had negative working capital of US$33,008,152 and positive shareholders’ equity of US$9,316,117 compared with negative working capital of US$29,396,325 and positive shareholders’ equity of US$12,289,326 as of May 31, 2006. The decrease in working capital is due to increases in bank loans / notes and related party liabilities, which exceeded the increases in cash, inventory, accounts receivable, and related party receivables. The Company’s unrestricted cash position increased by more than $3 million from May 31, 2006 to November 30, 2006.

Liquidity

The Company anticipates it will require approximately $50 million in equity funds over the next twelve months to fully implement its existing business plan. Most importantly, it needs to transfer US$25,234,000 of investment capital to STJMC to complete its funding obligation under its copper joint venture agreement. Completion of this funding obligation would provide needed liquidity to the joint venture to fund working capital needs as the joint venture enters into an expansion phase. Moreover, this funding would mark the completion by both sides of their respective undertakings under the agreement, which management believes would enable the joint venture company to open or increase bank credit facilities in the PRC.

The Company may require additional funds over the next three years to assist in realizing goals of expanding capacity or targeted acquisitions; particularly should it not achieve anticipated revenue and earning milestones over this period.

The Company presently does not have the funds available to meet its funding commitments and cannot be assured that it will be able to raise the required funds.

Sources of Working Capital

During the six month period to November 30, 2006, the Company’s primary source of working capital came from revenues generated by STJMC, the copper joint venture. STJMC had revenues of approximately US$103,871,000 and EBITDA of approximately US$5 million. Other significant items included the net proceeds from:

o

US$7,421,638 of accounts receivable collections from STJMC;

o

US$1,353,898 in foreign currency translation gains generated by the two joint ventures;

o

US$3,809,641 increase in notes payable at the stainless steel joint venture; and,

o

US$2,088,510 reduction of inventories at stainless steel joint venture;

o

US$1,410,830 reduction in prepaid expenses at the stainless steel joint venture; and,

o

US$1,415,704 increase in construction costs payable at the stainless joint venture to third parties.

The Company will pursue increases in its China bank lines once it fulfills its funding obligation to STJMC.

ITEM 3. CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report. Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending November 30, 2006, the Company sold 50,000 shares to a private investor for total proceeds of US$100,000. The shares each have an attached warrant that can be exercised by September 20, 2008. The warrants have a strike price of US$3.00 if exercised by September 30, 2007 and US$4.00 if exercised thereafter and prior to expiration.

LAI KIAT HIUNG	50,000 common shares

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM  6.    EXHIBITS

Exhibit Index

3.3	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.4	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.5	Certificate of Amendment	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.6	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
4.7	Form of Common Stock Specimen	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.1	Amendment to the Share Exchange Agreement between the Corporation and 9126 2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on August 19, 2004.
10.2	Acquisition Agreement Between RTO Investments Ltd., a Bahamas company and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on December 10, 2004.
10.3	Disposition Agreement between the Corporation, Quattro Investments Limited and Biointegra Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on May 15, 2005
10.4	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.5	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.

10.6	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract Amendment	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.7	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract Amendment	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.8	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd – Amended and Restated Joint Venture Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on October 10, 2005.
10.9	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated December 16, 2005	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on January 23, 2006.
10.10	Shandong Quanxin Stainless Steel Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated March 26, 2006	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on April 20, 2006.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Accounting Officer and Principal Financial Officer	Filed herewith
32.1	Certification for CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification or CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOSTRA RESOURCES CORP.

By:/s/ Donald Nicholson
Name: Donald Nicholson
Title: Chief Executive Officer and President and Principal Executive Officer
Date: January 19, 2007

By:/s/ Jeff Reynolds

Name: Jeff Reynolds
Title: Chief Financial Officer and Principal Accounting and Principal Financial Officer

Date: January 19, 2007