Form 10QSB
period 2007-02-28
TERRA NOSTRA RESOURCES CORP.
filed 2007-04-23
CIK 1167370

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ______________

Commission File Number 000-49631

TERRA NOSTRA RESOURCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	86-0875500
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

790 E Colorado Blvd, 9th Flr., Pasadena, CA 91101

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

49,206,448 common shares outstanding as of April 04, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

TERRA NOSTRA RESOURCES CORP.

PART I

ITEM 1.   FINANCIAL STATEMENTS

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	4-5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7-8

Notes to Unaudited Consolidated Financial Statements	9-11

TERRA NOSTRA RESOURCES CORP.

Consolidated Balance Sheets

(US$)	February 28, 2007	May 31, 2006
	(Unaudited)	(Restated, Audited)

Current Assets
Cash	23,958,465	19,348,547
Cash - Restricted	6,239,585	11,433,207
Notes Receivable	-	62,353
Accounts Receivable	277,608	7,862,083
Accounts Receivable - related party	58,075	-
Other Receivables, Net	6,134,315	7,136,603
Other Receivables - Related party	39,632,455	25,707,370
Short Term Investment	-	24,941
Inventory	18,534,269	25,505,079
Prepaid Expenses	1,978,481	3,537,389
Prepaid Expenses - Related party	66,579	1,452,259
Total Current Assets	96,879,832	102,069,831

Long-Term Assets
Investment	3,826,059	3,864,895
PP&E	61,949,810	46,081,421
Less Accumulated Depreciation	(7,172,766)	(4,710,997)
Construction Materials	-	40,623
Construction in Progress	5,148,241	17,192,511
Intangible Assets	13,659	-
Land Use Rights	5,052,477	5,025,487
Total Long-Term Assets	68,817,480	67,493,940

Other Assets
Deferred and Other Assets	285,000	357,711
Total Deferred and Other Assets	285,000	357,711

Total Assets	165,982,312	169,921,482

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	1,841,528	1,791,033
Accounts Payable - related party	60,798	74,467
Bank Loans, Short Term	52,899,351	50,406,545
Notes Payable, Other	13,951,866	20,638,998
Land Use Rights Payable	2,105,000	2,714,268
Construction Costs Payable	10,453,937	9,277,712
Construction Costs Payable - related party	1,923,938	711,535
Tax Payable	4,467,372	9,024,169
Other Liabilities	5,728,168	5,829,011
Other Liabilities - Related Party	40,367,720	30,998,418
Total Current Liabilities	133,799,678	131,466,156

The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA RESOURCES CORP.

Consolidated Balance Sheets (Continued)

(US$)	February 28, 2007	May 31, 2006
	(Unaudited)	(Restated, Audited)

Minority interest	26,185,252	26,166,000

Shareholders' Equity
Class A Common Stock - authorized 100,000,000 shares with a par value of $0.001; 49,206,448 issued and outstanding as at February 28, 2007; 49,156,448 issued and outstanding as at May 31, 2006.	49,256	49,156
Additional Paid in Capital	34,782,150	34,682,250
Accumulated Other Comprehensive Income	1,426,827	254,677
Retained Earnings (Deficit)	(30,260,851)	(22,696,757)
Total Shareholders' Equity	5,997,382	12,289,326

Total Liabilities and Shareholders' Equity	165,982,312	169,921,482

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES CORP.

Consolidated Statements of Operations

(US$)	Three Months Ended February 28		Nine Months Ended February 28
	2007	2006	2007	2006

Revenues	41,254,575	478,644	153,216,590	478,644
Cost of Sales	42,517,572	1,128,855	148,550,056	1,128,855
Gross Profit / (Loss)	(1,262,997)	(650,211)	4,666,534	(650,211)

Expenses:
Selling	69,850	-	177,142	-
General and Administrative - North America	419,801	1,501,954	2,380,691	4,922,703
General and Administrative - PRC	1,916,095	1,688,609	2,881,757	3,026,205
Depreciation and Amortization	888,142	188,421	2,337,713	424,349
Total Expenses	3,293,888	3,378,984	7,777,303	8,373,257

Operating Loss	(4,556,885)	(4,029,195)	(3,110,769)	(9,023,468)

Investment Income	-	-	8,606	-
Interest Expense	(933,834)	(7,505)	(2,702,356)	(449,079)

Other Income / (Expense)
Other business income / (expenses) net	(145,158)	41,476	(258,797)	41,476
Non-operating income / (expenses) net	589	-	(71,655)	-

Loss Before Income Tax	(5,635,288)	(3,995,224)	(6,134,971)	(9,431,071)
Provision for Income Tax	-	-	2,355,730	-

Loss Before Minority Interest	(5,635,288)	(3,995,224)	(8,490,701)	(9,431,071)
Minority Interest	1,895,812	1,218,025	926,607	2,199,420

Net Loss	(3,739,476)	(2,777,199)	(7,564,094)	(7,231,651)

Other Comprehensive Income:
Foreign Currency Translation Adjustment	764,109	91,460	2,118,004	440,552
Minority Interest's Share	(343,369)	(44,815)	(945,859)	(215,870)

Comprehensive Loss	(3,318,736)	(2,730,554)	(6,391,949)	(7,006,969)

Loss Per Share - weighted average	($0.08)	($0.06)	($0.15)	($0.17)
Loss Per Share - fully diluted	($0.08)	($0.06)	($0.15)	($0.15)

Weighted Average Number of Shares	49,206,448	43,966,948	49,186,448	41,716,648
Fully Diluted Number of Shares	49,208,202	50,421,142	49,188,202	48,170,842

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES CORP.

Consolidated Statements of Cash Flows

(US$)	Nine Months Ended
	February 28, 2007	February 28, 2006

Cash Flows From Operating Activities:
Net Loss	(7,564,094)	(7,231,651)
Adjustments to Reconcile Net Loss to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	2,337,713	424,348
Minority Interest	19,252	(2,199,421)

Changes in Assets and Liabilities:
Accounts Receivable	7,584,474	(123,855)
Accounts Receivable – Related Party	(58,075)	-
Other Receivables	1,002,288	270,543
Other Receivables - Related Party	(13,925,085)	(305,862)
Notes Receivable	62,353	(2,736)
Inventory	6,970,810	(2,260,664)
Prepaid Expenses	1,655,979	(3,333,961)
Prepaid Expenses - Related Party	1,385,680	-
Accounts Payable	50,495	813,734
Accounts Payable - Related Party	(13,669)	-
Tax Payable	(4,556,797)	-
Other Liabilities	(100,842)	2,420,335
Other Liabilities - Related Party	9,369,302	(7,156,042)
Net Cash provided by (used in) Operating Activities	4,219,784	(18,685,232)

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(15,868,389)	(27,166,135)
Construction Materials	40,623	(24,453,007)
Construction in Progress	12,044,271	30,168,980
Construction Costs Payable	1,176,225	6,430,397
Construction Costs Payable - Related Party	1,212,403	-
Short Term Investment	24,941	-
Land Use Right Payable	(609,268)	-
Investment in Intangible Assets	(13,659)	48,425
Deferred Assets	72,711	(110,897)
Investment	38,836	(10,087,685)
Net Cash provided by (used in) Investing Activities	(1,881,306)	(25,169,922)

Cash Flows from Financing Activities:
Proceeds from Borrowings	2,492,805	25,129,967
Cash Pledged to Bank	5,193,622	947,378
Notes Payable	(6,687,132)	(38,535)
Capital Contributions	100,000	20,286,447
Net Cash provided by (used in) Financing Activities	1,099,295	46,325,257

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES CORP.

Consolidated Statements of Cash Flows (Continued)

(US$)	Nine Months Ended
	February 28, 2007	February 28, 2006

Net Increase (Decrease) in Cash	3,437,773	2,470,103
Effect of Exchange Rates on Foreign Currency Transactions	1,172,145	440,552
Cash - Beginning of Period	19,348,547	122,552
Cash – End of Period	23,958,465	3,033,207

Supplemental Cash Flow Disclosures:
Interest Paid	2,971,782	1,214,379
Income Tax Paid	7,459,040	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the nine months ended February 28, 2007

(Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements included in Terra Nostra’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006, as amended (the “Form 10-KSB”).

The interim consolidated financial statements present the balance sheet, statements of operations, and cash flows of Terra Nostra Resources Corp. (“Terra Nostra” or the “Company”). The Company is comprised of a U.S. parent company that holds ownership interests in two Sino-Foreign joint ventures in the People’s Republic of China (“PRC”) including Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. (“STJMC” or the “Copper J.V.”) and Shandong Quanxin Stainless Steel Co. Ltd. (“SQSS” or the “Stainless Steel J.V.”). The parent has a 51% direct ownership in both joint ventures and STJMC has a 49% ownership interest in the Stainless Steel J.V. The reader should refer to the Form 10-KSB for the fiscal year ended May 31, 2006 for a more comprehensive discussion of the organization history and structure.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2007 and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

During the nine months to February 28, 2007, Dongying Fangyuan Copper Ltd. (“DYFY”) became STJMC’s largest customer. Sales volume from STJMC to DYFY for the three and nine month periods to February 28, 2007 equaled US$3,633,215 and US$17,843,666, respectively. These levels of sales represented 8.8% of STJMC’s sales over the current three month period and 11.6% of STJMC’s sales for the last nine months.

DYFY is a related party by common ownership. One or more of the PRC shareholders’ in the joint ventures with Terra Nostra is a part owner in DYFY. This related party is, like STJMC, a processor of cathode copper for sale and distribution in the PRC. As the name implies, DYFY is located in Dongying, Shandong Province, which is strategically located near a seaport and the Shengli oilfield (“Shengli”). DYFY supplies cathode copper to Shengli; however, they are unable to meet the demand of Shengli. Consequently, DYFY purchases cathode copper from STJMC and resells the copper to Shengli.

The product that STJMC sells to DYFY is produced at the DYFY production site. STJMC entered into an electrolytic copper production line leasing agreement on May 19, 2005 with DYFY. The agreement covers the period from January 1, 2006 to December 30, 2008 and provides for an annual rental fee of RMB 5.3 million (approximately US$685,000).

The business rationale for STJMC’s operating from DYFY is logistical. Not only is the DYFY site located nearer to the Shengli Oil Fields, but closer to the Dongying port facility where scrap copper (i.e., raw materials for the production of electrolytic copper) lands from its origins in Guangdong Province in the Southeast of China.

Note 3 – Segment Analysis

The following table analyzes the division of assets and key statement of operations items, by segment:

(in US$000’s)

Three Months to February 28, 2007	Stainless Steel	Copper Products	Other	Total

Revenue from external customers	1,628	35,994	-	37,622
Revenue from related parties	-	3,633	-	3,633
Segment loss before minority interest	(2,627)	(2,582)	(426)	(5,635)
Segment total assets	77,859	87,760	363	165,982

Nine Months to February 28, 2007

Revenue from external customers	9,719	125,654	-	135,373
Revenue from related parties	-	17,844	-	17,844
Segment profit (loss) before minority interest	(8,259)	2,156	(2,387)	(8,490)
Segment total assets	77,859	$ 87,760	363	165,982

Note 4 – Balance sheet restatement

On or about November 22, 2006, management of Terra Nostra became aware of potential errors in the classification of certain transactions and an omission which affected the balance sheet as at May 31, 2005.  Management undertook an analysis of the Company’s affected balance sheet items and has subsequently corrected the errors. The major items included the omission of an inter-company entry and a misstatement of a credit to additional paid in capital that should have been allocated between paid in capital and minority interest. These errors caused material misstatements to additional paid in capital, retained earnings, and minority interest. These errors did not affect the statement of operations.

Note 5 – New account standards

FASB 159 - In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  This Statement applies to all entities, including not-for-profit organizations.  SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended May 31, 2009.  The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

FASB 158 - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (“SFAS 158”).  SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended May 31, 2009.  The Company is currently evaluating the impact of SFAS 158 on its consolidated financial statements.

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

Note 6 – Contingencies

The Stainless Steel J.V. had the following contingent liabilities as at February 28, 2007:

i.) The Stainless Steel J.V. had outstanding bank guarantees equal to US$2,583,679 on behalf of a related party by pledging its land and equipment with a value of US$3,229,599. The Stainless Steel J.V. received no collateral or compensation for acting as guarantor;

ii.) The Stainless Steel J.V. had outstanding bank guarantees equal to US$5,813,278 on behalf of a related party and received no collateral or compensation for acting as guarantor; and

iii.) The Stainless Steel J.V. had outstanding bank guarantees equal to US$103,347 on behalf of a third party and received no collateral or compensation for acting as guarantor.

The Copper J.V. had the following contingent liabilities as at February 28, 2007:

iv.) The Copper J.V. had outstanding bank guarantees equal to US$322,960 on behalf of a third party and received no collateral or compensation for acting as guarantor; and

v.)  The Copper J.V. had outstanding bank guarantees equal to US$15,450,400 on behalf of related parties and received no collateral or compensation for acting as guarantor.

Note 7 - Commitments

SQSS has commitments to various suppliers and contractors amounting to US$6,528,493 as at February 28, 2007. These outstanding commitments are contemplated to be funded by August 31, 2007. The fulfillment of these commitments will allow for the completion and ramp-up of the casting mill and strip line of the stainless steel mill.

STJMC entered into an electrolytic copper production line leasing agreement on May 19, 2005 with Dongying Fangyuan Copper Co. Ltd., which is a related party by common ownership. The agreement covers the period from January 1, 2006 to December 30, 2008 and provides for an annual rental fee of RMB 5,300,000 (approximately US$685,000). STJMC began using the production line during January 2006.

Note 8 – Subsequent Events

None.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company generated revenues from the sale of processed and fabricated copper, as well as stainless steel billet and strip, totaling $41,254,575 in the quarter ending February 28, 2007, and $153,216,590 for the nine months ending February 28, 2007, these revenues are not yet sufficient to meet the Company’s overhead and operating objectives, particularly those in connection with the Stainless Steel J.V. The constraining factor is the lack of working capital to fund operations. For both operations, additional non-recurring costs were incurred for construction of support facilities and office facilities, particularly at SQSS.

In addition to requiring funds for the ongoing operations of the Company and raising funds for working capital for SQSS and STJMC, the Company requires capital to complete its funding obligation to the Copper joint venture company, which outstanding obligation stands at $25,234,000. The Company is currently pursuing funding options that would fund, at minimum, the outstanding registered capital obligation (i.e., the $25,234,000), plus $25 million that would be used to provide a further $15 million of working capital to SQSS, and $5 million to STJMC.  The remaining $5million is to be used for the operations of the Company and would include expenditures for professional fees (including substantial legal and audit related costs), management costs, implementation of ERP systems, and other general and administrative costs covering approximately twelve months operating requirements. Once the Company successfully completes its registered capital obligation, it anticipates that it will be able to raise additional debt financing in the PRC which, in combination with the registered capital proceeds, would substantially fund the growth objectives of management for the joint venture operations.

The stainless steel operations, comprising a completed casting mill capable of producing 230,000 MT per annum of billet stainless steel and a narrow strip rolling mill operation having a design capacity of 150,000 MT per annum, are currently operating substantially below the output level that would be required to generate profits and free cash flow. In particular, the financial burden of the overhead of the entire facility is allocated to only trial production levels of output..  Furthermore, lacking production economies of scale, the plant operations have not yet benefited from the efficiencies expected from large scale ordering and production. Management contends that the primary obstacle to reaching a critical mass of production and generating profits is the lack of available working capital to acquire raw material inventory. Management believes that it needs additional capitalization (debt and equity) of approximately $15 million to reach critical mass production.

The copper joint venture itself generated profit over the past nine months in aggregate; however, the operations are falling below management’s financial expectations because the copper joint venture has substantial idle production capacity. Furthermore, in the current quarter, the cost of materials was disproportionately high due to the consumption of raw material purchased when copper prices peaked in the prior calendar year, and finished goods were sold during a declining phase of copper market pricing.  Similarly to the stainless steel joint venture, the copper joint venture did not fully benefit from production efficiencies and economies, which are achieved at higher levels of production. As with the stainless steel joint venture, the limiting factor is principally the lack of available working capital to acquire raw materials. Management believes that it needs additional capitalization of approximately $30 million to ramp up copper production to meet its expansion objectives, an amount which would be fulfilled by completion of the capital contribution and a further $5 million capital injection.

In addition to ongoing efforts to raise substantial working capital for the joint venture operations, the Company is commencing implementation of plans to enhance the effectiveness of raw material purchasing and finished goods selling, to better protect the operations from substantial swings in prices of the commodities (i.e. Copper, Nickel, etc.) used in production.

Results of Operations

Comparison of nine month periods ended February 28, 2007 and 2006

For the nine months ended February 28, 2007, the Company generated sales of $153,216,590 compared to $478,644 for the same period in the prior year. Note that the copper joint venture was acquired on May 31, 2006, the final day of the most recent fiscal year, and that the current period results include the operating results of both joint ventures (i.e., the copper joint venture and the stainless steel joint venture) while the stainless steel joint venture was the only joint venture entity included in the statement of operations for the comparable prior period.

The gross profit of $4,666,534 in the current nine month period represented a gross profit margin of 3.0%. The copper joint venture generated a gross profit margin of 5.2% for this period and the stainless steel joint venture generated a negative gross profit margin, which reduced both the nominal gross profit and the gross profit percentage.

For the nine months ended February 28, 2007, the Company incurred operating losses of $3,110,769 as compared to incurring operating losses of $9,023,468 for the same period in the prior year. In the prior year, the stainless steel company was in a development stage until the fiscal year ended May 31, 2006. Therefore, the operating losses of $9,023,468 were equal to the current year development stage losses incurred at the stainless steel joint venture and the expenses incurred by the Company. The Company’s expenses are primarily comprised of professional services, management fees, travel, costs of options, and other general and administrative expenses.

Total expenses in the current nine month period were $595,954 lower than in the prior comparable period, even though the current period included additional selling and general, and administrative costs in connection with the copper joint venture. The reason was that costs related to the Company, such as the cost of issuing management options were significantly lower, and professional and managerial costs were reduced.

Interest expenses were $2,702,356 for the nine months ended February 28, 2007 compared to $449,079 for the same period of the prior year. The increase is the result of layering on the interest expenses of the copper joint venture in the current period where the prior comparable period only included the cost of debt issued by the stainless steel joint venture.

In the current nine month period ended February 28, 2007, the provision for income tax was $2,355,730 compared to nil for the same period of the prior year. In the prior year, the Company was comprised of the parent and the stainless steel joint venture, which was in its development stage. Consequently, there were no earnings and no tax liability. However, the current nine month period also includes the operations of the copper joint venture, which generated profits.

The minority interest for the current nine period to February 28, 2007 was $926,607 compared to $2,199,420 for the prior comparable period. The current period amount was principally driven by the fact that the copper joint venture generated earnings and the Sino partner was entitled to its 49% minority interest. In the prior comparable period, the copper joint venture’s results were not included and the minority interest represented the minority owner’s share of the stainless joint venture’s development costs.

The foreign currency translation adjustment (before minority interest) increased from $440,552 for the nine month period of the prior year to $2,118,004 for the nine months to February 28, 2007. The increase is due to the addition of the copper joint venture’s net assets to the combined balance sheet and the continuing strengthening of the Chinese RMB versus the US dollar.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of February 28, 2007, the Company had negative working capital of $36,919,846 and positive shareholders’ equity of $5,997,382 compared with negative working capital of $29,396,325 and positive shareholders’ equity of

$12,289,326 as of May 31, 2006. The decrease in working capital is due to increases in bank loans / notes and related party liabilities, which exceeded the increases in cash, inventory, accounts receivable, and related party receivables. The Company’s unrestricted cash position increased by $4.6 million from May 31, 2006 to February 28, 2007.

Liquidity

The Company anticipates it will require approximately $50 million in equity funds over the next twelve months to fully implement its existing business plan. Most importantly, it needs to transfer $25,234,000 of investment capital to the copper joint venture to complete its funding obligation under its copper joint venture agreement. Completion of this funding obligation would provide needed liquidity to the joint venture to fund working capital needs as the joint venture enters into an expansion phase. Moreover, this funding would mark the completion by both sides of their respective undertakings under the agreement, which management believes would enable the joint venture company to open or increase bank credit facilities in the PRC.

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

Sources of Working Capital

During the nine month period to February 28, 2007, the Company’s primary source of working capital came from revenues generated by the copper joint venture, which had revenues of approximately $143,498,000 and EBITDA of approximately $1.3 Million. Other significant items included the net proceeds from:

•

$7,504,929 of accounts receivable collections from the copper joint venture operations;

•

$2,118,004 in foreign currency translation gains generated by the two joint ventures;

•

$3,814,167 increase in short term bank loans at the stainless steel joint venture;

•

$1,895,057 reduction of inventories at stainless steel joint venture;

•

$1,593,629 reduction in prepaid expenses at the stainless steel joint venture; and,

•

$1,176,225 increase in construction costs payable at the stainless joint venture to third parties.

The Company will pursue increases in its China bank lines once it fulfills its funding obligation to the copper joint venture operations.

Off-balance sheet arrangements

Not Applicable

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our Principal Executive Officer and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective and adequate for the purposes set forth in the definition in the Exchange Act rules.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending February 28, 2007, the Company had no unregistered sales of equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on February 20, 2007, at which the following items were voted upon:

a)  The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Donald Nicholson	30,748,166	0	0
Donald Burrell	30,748,166	0	0
Crystal Poe	30,748,166	0	0
Felix Chung	30,748,166	0	0

b)

The shareholders fixed the number of directors for the ensuing year be fixed at seven and that the board of directors be granted the authority to fill any remaining board positions after the election of directors at the Annual Meeting.

Voting Results	For	Against	Abstain
To fix the number of directors at 7 and to authorize the Board of Directors to fill any vacancies.	30,748,166	0	0

c)

The shareholders ratified the appointment of Rotenberg & Co., LLP as the Company’s auditors, who have been our auditors since 2002.

Voting Results	For	Against	Abstain
To appoint Rotenberg & Co., LLP as the Company’s auditors	30,748,166	0	0

d)

The shareholders approved the 2007 Stock Option and Stock Award Plan (the “Plan”) of up to 9,000,000 shares of the Company’s common stock in the form of stock options and stock awards as compensation to employees, officers, directors and/or consultants of the Company; directors will be eligible for no more tan 25% of the shares authorized under the Plan and executive officers will be eligible for no more than 25% of the shares authorized under the Plan.

Voting Results	For	Against	Abstain
To approve the 2007 Stock Option and Stock Award Plan	30,748,166	0	0

There were no abstentions or broker non-votes on any matters put before the Annual Meeting.

ITEM 5.  OTHER INFORMATION

The Company has entered into an Equity Transfer Agreement with its Chinese Joint Venture partner whereby Terra Nostra can increase its ownership position to a maximum of 90% in both STJMC and SQSS. The Agreement calls for a two-staged increase in ownership whereby Terra Nostra would increase its ownership in STJMC to 70% (a 19% increase), to be followed by a further increase of ownership of STJMC to 90% (additional 20%). Indirect ownership positions of SQSS by Terra Nostra are to be factored into the transaction.  The consideration for this transaction is intended to be restricted common shares of Terra Nostra, the quantity of which is to be negotiated by the parties in conjunction with independent mutually agreed upon valuations of operations; requisite Chinese government approval will also need to be obtained.

ITEM  6.    EXHIBITS

Exhibit Index

3.3	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.4	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.5	Certificate of Amendment	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
3.6	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
4.7	Form of Common Stock Specimen	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.1	Amendment to the Share Exchange Agreement between the Corporation and 9126 2238 Quebec Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on August 19, 2004.
10.2	Acquisition Agreement Between RTO Investments Ltd., a Bahamas company and the Corporation	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on December 10, 2004.
10.3	Disposition Agreement between the Corporation, Quattro Investments Limited and Biointegra Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on May 15, 2005
10.4	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.5	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.6	Shandong Terra Nostra – Jinpeng Metallurgical Co., Ltd.- Joint Venture Contract Amendment	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.7	Shandong Quanxin Stainless Steel Co. – Joint Venture Contract Amendment	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on August 17, 2005.
10.8	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd – Amended and Restated Joint Venture Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s 8K filed with the SEC on October 10, 2005.
10.9	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated December 16, 2005	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on January 23, 2006.

10.10	Shandong Quanxin Stainless Steel Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated March 26, 2006	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on April 20, 2006.
22.1	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on January 31, 2007
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Accounting Officer and Principal Financial Officer	Filed herewith
32.1	Certification for CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification or CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of April, 2007.

TERRA NOSTRA RESOURCES CORP

By:    /s/ Sun Liu James Po

Name:  Sun Liu James Po

Title:   Principal Executive Officer

By:    /s/ Donald Nicholson

Name:  Donald Nicholson

Title:   Principal Financial Officer