Form 10KSB
period 2007-05-31
TERRA NOSTRA RESOURCES CORP.
filed 2007-09-17
CIK 1167370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

 [     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        0-49631

TERRA NOSTRA RESOURCES CORP.

 (Name of small business issuer in its charter)

NEVADA	86-0875500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

790 E. Colorado Blvd., 9th Floor, Pasadena, CA	91101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:   (626) 796-0088

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $0.001 Par Value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes     [X]       No   [   ]

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

Yes     [X]       No   [   ]

State issuer's net revenues for its most recent fiscal year:

[$284,852,994]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

[$25,842,655 as of August 17, 2007]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 12, 2007, the Issuer had a total of 56,885,332 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (Check one): _______Yes

___X____No

i

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

(a)

Background

Terra Nostra Resources Corp., a company formed under the laws of the State of Nevada on February 7, 1994 (“Terra Nostra” or  the “Company” “us”, and/or “we” and other similar terms as used herein refer collectively to the Company together with its subsidiaries) undertook a reverse merger with RTO Investments Corp., which was consummated in April, 2005.

The Company through the process of the reverse merger acquired an interest in two Joint Venture companies in the Peoples Republic of China (“PRC”) from RTO Investments Corp. (“RTO”).  At the time of the reverse merger the Company and RTO were unrelated parties.  The Company had limited operations due to the ongoing divestiture of certain of its assets.  RTO was a holding company formed for the purposes of acquiring and financing the Joint Venture companies in the PRC.  RTO held a joint venture agreement, (the “RTO Joint Venture Agreement”) to bring in the copper assets and the stainless steel assets. RTO assigned its rights in the joint venture agreement to the Company in exchange for the issuance of thirty-five million (35,000,000) shares of the common stock of the Company.

The transaction is reflected in our financial statements under long term investments, valued at $35,000 which is the 35,000,000 shares issued based on the par value of our common shares, $0.001 par value.

In 1994, Shandong Jinpeng Copper Co. Ltd. (“SJCC”) was founded as a wholly Sino private company. SJCC was owned by Ke Zhang, an individual of the PRC (“Sino Partner”) and was used to acquire an existing copper processing operation, having associated assets and land use rights, from a local government agency.

On December 23, 2002, Shandong Quanxin Stainless Steel Co. Ltd. (“SQSS”) was formed through a foreign Sino joint venture agreement between SJCC and Hong Kong Hanbang Investment (“HKHI”).  Pursuant to the agreement, each party held 50% of the joint venture, which had collective obligations from each party to contribute equally for total registered capital of $26,600,000.

In order to implement the terms of the RTO Joint Venture Agreement, on January 2, 2005, at the direction of RTO and Ke Zhang, the December 23, 2002, agreement between SJCC and HKHI was amended and restated (the “SQSS JV”).  Under the SQSS JV, the Company was substituted for HKHI as the foreign partner of the Sino Joint Venture and the ownership ratio was changed to 51% and 49% for the foreign and Sino partners, respectively.  Under the SQSS JV, the Company had a total capital contribution commitment of $13,566,000.

Under the laws of the PRC on “Joint Ventures Using Chinese and Foreign Investment”, SJCC agreed to contribute certain fixed assets utilized in the production of stainless steel, including equipment, buildings, production lines, property rights and other fixed assets to the joint venture company in exchange for its 49% ownership.  Pursuant to the SQSS JV, the effectiveness of the agreement was subject to the fulfillment of certain conditions precedent, including but not limited to, satisfactory due diligence by the Company.  Both parties have fulfilled their registered capital obligations under the SQSS joint venture agreement.

In order to implement the terms of the RTO Joint Agreement, on January 10, 2005, a the direction of RTO and Ke Zhang, Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd (“STJMC”) was formed under a Sino-Foreign Joint Venture Contract (“STJMC JV”) by converting the corporate structure of SJCC from a private PRC company to a Sino-Foreign joint venture company.  The Company, with a total capital contribution commitment of $27,234,000, became a 51% foreign owner and Sino Partner became a 49% owner.  Sino Partner agreed to contribute certain fixed assets, property rights, and other assets in return for its 49% ownership in the STJMC.  Pursuant to the STJMC JV agreement, the effectiveness of the agreement was subject to the fulfillment of certain conditions precedent, including but not limited to, satisfactory due diligence by the Company.

On January 20, 2005, the Company changed its name from Terra Nostra Technology Ltd. to Terra Nostra Resources Corp.

On August 17, 2005, Terra Nostra reported that all requirements had been fulfilled under the SQSS JV and STJMC JV, leading to the completion of the acquisition of 51% of two Sino-Foreign Joint Venture Companies (together the “Joint Ventures”).  As a result of the transactions, Terra Nostra changed its fiscal year end to May 31.

With respect to STJMC, on October 7, 2005, the parties to STJMC entered into an Amended and Restated Joint Venture Contract, whereby the combination of fixed assets contributed by Sino Partner was modified to lessen the tax impact of the transaction on Sino Partner.

In further respect to STJMC, on December 16, 2005, the parties to STJMC entered into a Second Amended and Restated Joint Venture Contract to reflect the intent of the parties to substitute other assets of the Sino Partner pursuant to the October 7, 2005 agreement and to clarify certain elements of the Amended and Restated Joint Venture Contract.  Certain assets (the “Existing Assets”) contributed by Sino Partner to STJMC prior to December 16, 2005 remained as previously disclosed.  These Existing Assets included land use rights, equipment, property, among other assets located in Shandong Province, PRC, having operational production capacity of approximately 30,000 metric tons (“MT”) of copper and additional production capacity of related products.  In addition, the Existing Assets include a new 80,000 MT facility that has been constructed but is not yet operational, as discussed below.

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

STJMC is planning to phase in approximately 140,000 MT of production capacity that has been newly constructed by Sino Partner.  There are two parts to this production capacity: the New Assets, which are located in Dongying, Shandong Province, having production capacity of approximately 60,000 MT; and, a new 80,000 MT capacity facility that is among the Existing Assets, but due to additional construction requirements the 80,000 MT facility is not yet operational.  These facilities are intended to be contributed to STJMC by Sino Partner as a component of the obligation under the STJMC JV, as amended.  Although the construction of the plants is completed, Sino Partner has not yet conveyed the respective assets to STJMC as contemplated under the STJMC JV, as revised and restated.  The effective dates for conveying the assets under the STJMC JV is a function of the parties completing additional legal, accounting, and governmental obligations, which have commenced.  Once these two plants are fully operational and legally established within STJMC, STJMC will have 170,000 MT of production capacity of electrolytic copper output.

The required capital contribution by Terra Nostra to STJMC is unchanged at $27,234,000.  As of the date of this filing, Terra Nostra has contributed $9,380,000 towards this obligation.  Terra Nostra holds a 51% shareholding in STJMC and has treated the transaction, for accounting purposes, as an acquisition.  Moreover, under the terms of the Second Amended and Restated Joint Venture Contract, Sino Partner’s capital obligation to STJMC remains as $26,166,000 for a 49% shareholding in STJMC, and is expected to be satisfied through contributions of assets.

Terra Nostra and Sino Partner have closed the Second Amended and Restated Joint Venture Contract which took full force and effect on May 31, 2006.

All dollar amounts used herein refer to U.S. dollars unless otherwise stated.

(b) Business of Issuer

Business Description

We currently conduct our operations through our two (2)  fifty-one (51%) owned Sino Foreign joint ventures, which operate in the stainless steel and copper industries in the PRC.

STAINLESS STEEL JOINT VENTURE

SQSS is a 51% owned subsidiary of the Company, operating an integrated stainless steel plant in Zibo City, Shandong Province, PRC.  SQSS employs three electric-arc furnaces and two AOD refining furnaces in its casting mill with a peak production capability of 230,000 MT.  The downstream strip rolling mill was phased-in over the past fiscal year and has a production capability of 150,000 MT per annum.  As at May 31, 2007 fiscal year end, we were operating at approximately fifty percent (50%) of our production capability.  We have no significant past production performance for this facility as it is newly constructed and came into production in early 2007.

The Company also has advanced plans to develop a 30,000 MT capacity welded tube line and a 60,000 MT capacity rod line, both of which are under evaluation by management.  The Joint Venture would have to raise additional capital in order to complete this development.  Terra Nostra directly owns 51% of SQSS under the SQSS JV Terra Nostra has fulfilled its registered capital funding obligation of $13,566,000 contributed in May 2006, securing a certificate of completion from the requisite PRC regulatory bodies.

Principal Products and Markets:

Our principal products are billets and strips.  We produce for our customers based on sales specifications. Currently our production is mainly 300+ grade as it is the most common grade currently ordered by our customers.  Our monthly output at the time of this filing is approximately 13,000 MT.

All of our current production is presold and produced for local markets.  The majority of our customers are located in Shandong province and the nearby provinces.  With the increase of Chinese GDP, stainless steel is widely used in industry.  Chinese consumption of stainless steel has outpaced local production and there is not sufficient domestic supply to meet market demand.

Stainless steel represents the largest part of the specialty steel market, which contains elements such as nickel, chrome and molybdenum that give it the unique qualities of high strength, good wear characteristics, natural attractiveness, ease of maintenance and resistance to rust, corrosion and heat.  Stainless steel is used, among other applications, in the automotive, aerospace and power generation industries, as well as in the manufacture of food handling, health and medical, chemical processing and pollution control equipment.  The increased number of applications for stainless steel has resulted in the development of a greater variety of stainless steel metallurgical grades than carbon steel.  SSQS is capable of producing specification of stainless steel ranging from 200, 300 and 400 series.

The International Stainless Steel Forum (ISSF) has announced that stainless steel production rose by 16.7% to 28.4 million metric tons (MMT) in 2006.  All major regions of the world contributed to this strong growth.

Crude stainless steel production in Asia grew by 20.6% to 15.1 MMT.  Asia now produces more than half of all stainless steel in the world.  The driving force was China with production of 5.3 MMT of stainless steel, a growth of 68% compared to 2005.  The strong increase in production is partially based on new capacity which commenced production during 2006.

The Stainless Steel Branch of the Chinese Stainless Steel Association of Enterprises claims China's production capacity of stainless steel has been sufficient for the past 3-5 years.  Market demand for stainless steel in China has grown over the years.  The State departments have been cautious about new projects in the steel industry to sustain and regulate investments related to this industry.  At the same time, the price of Chinese products have become more competitive in global markets due to its lower cost and efficiency, Chinese exports of steel products have continued to grow and will be a dominant factor in the years to come.

China produced 3.304 million tons of stainless steel of the 300 series (chromium-nickel) in 2006, accounting for 62.36 % of the total; 185,000 tons of stainless steel of the 400 series (chromium), accounting for 22.34% of the total; and 811,000 tons of stainless steel of the 200 series (chromium-manganese), accounting for 15.3% of the total.  China also imported 2.501 million tons of stainless steel products in 2006, down 20.13% year on year; and exported 904,000 tons, up 122.64%.  China's self-sufficiency rate of stainless steel reached 60% in 2006, slightly higher than in 2005.

The International Stainless Steel Forum analysts indicate China's stainless steel per capita consumption has exceeded 4.6 kg in 2006, far surpassing the per capita consumption level in Britain.

Source : ISSF & others

In 2006, PRC stainless steel productions grew 68% compared to 2005.  The strong increase in production is partially based on new capacity which came on stream.  Production of Stainless Steel for year 2006 was 5.3 million MT. Crude stainless steel production in Asia was an aggregate of 15.1 million MT or a growth of 20.6%.

   Stainless and heat-resisting crude steel production (in ‘000 metric tons)

Region	2005	2006	+/- %	2007 (e)	+/- %
Western Europe/Africa	8,795	9,971	13.4	9,700	-2.7
Central and Eastern Europe	310	363	16.8	400	10.3
The Americas	2,688	2,951	9.8	2,850	-3.4
Asia	12,498	15,074	20.6	16,850	11.8
World total	24,292	28,358	16.7	29,800	5.1

   Source: International Stainless Steel Forum (ISSF)

As we were marginally operational for the first ten months of fiscal 2007, our approximate average revenue of $5,209 per MT is not necessarily representative of our current level of operations.  The percentage of our production to our major customers is detailed below:

Fushan Rongding Trading Co. Ltd.

22%

Taizhou Huazhe Metal Ind. Co. Ltd.

13%

Qing Dao Baemyung Metal Co. Ltd.

11%

Wuxi Judai Stainless Steel Co.

7%

Yancheng City Juxing Special Steel Co. Ltd.

7%

Shandong Furuida Stainless Steel Co. Ltd.

6%

The remaining 34% of our production is made up of customers at declining percentages of production.

For the most part, other than Fushan Rongding Trading Co. Ltd. which purchases 22% of our annual production, our customer base is spread over a large number of customers and the loss of any one of our customers would not have a major impact on our product sales.

Due to the demand for product in the PRC, we believe that we could replace Fushan Rongding Trading Co. Ltd. production with other orders almost immediately and therefore we are of the opinion that we would not be seriously impacted even by the loss of our major customer for any extended period of operations.

The majority of our customers are located in Shandong Province and therefore our facilities are strategically located near our customer base.  We are located in the middle of Shandong Province, adjacent to the Jiqing Highway, one mile from Jiaoji railway, and 153 miles to Qidao Port.  We presently transport the majority of our finished products to our customers via trucking.  Infrastructure support is adequate and roads leading to major ports for potential shipments by sea, if required, are easily accessible.  Further, we have ready access to direct loading and unloading rail facilities as the railroads runs directly beside our facilities.

We purchase our power from the local government at competitive rates, costing us $0.10 per kwh. Annual consumption of kwh from start up to fiscal year end May 31, 2007 is 46,338,697 kwh.  Our other fuel materials consist of oxygen and water which are both sourced locally.  There are no comparative costs for 2006 as we were not operational in 2006.

New Products or Services:

We do not currently have any new products or services to report.

Competitive Business Conditions

Due to the strong market conditions for stainless steel products currently existing in the PRC, we face little competition as the supply of product is less than current demand.  Presently, we are experiencing a demand for product which allows us to pre-sell production and accept advanced deposits for this presold production.  Our competitors are believed to be operating at full capacity and they are not at this time providing any direct competition to our business operations.  We cannot say with certainty that this shortage of product will continue for any sustained period of time, however we expect these conditions to remain strong for the foreseeable future.

The major players in the local China stainless steel market are Taiyuan (TISCO), Baosteel, Qingdao POSCO, Zhangjiagang POSCO, Lianzhong, Shanghai Krupp Stainless and Tianguan Yuantong.

In 2006, PRC sheet/coil production reached 3.9 MMT. Baosteel was the largest producer of hot roll (“HR”) flat products, followed by TISCO, Youte and Huaguang, respectively.  Baosteel inaugurated a new 700,000 MT facility in 2005 and produces a total of 1.4 MMT of HR flat products.  TISCO produces 800,000 MT.

The table below reflects the PRC’s consumption and production patterns as reported by Steelhome.com.cn, which statistics are affected by under-reporting from private stainless steel mills.  Generally speaking, PRC stainless steel consumption doubled during the tenth five-year plan period (2001-2006) with slower growth during the more recent years.

PRC production, trading, and consumption of stainless steel (000’s MT)

Official (under-reported) statistics

Source: Steelhome.com.cn

Sources and Availability of Raw Materials and Names of Principal Suppliers:

Our feed materials are comprised of local scrap from within Shandong Province and occasionally from the nearby provinces, as required.  Ten percent (10%) of the materials come from iron-nickel alloy and ninety percent (90%) of the materials presently come from stainless steel remnants.  The use of local scrap gives usready access to raw materials.  Total production capability is 230,000 MT.  For fiscal 2007 we had approximately 28,000 MT of output, of which we used approximately 21,000 MT of 300 series stainless steel scrap at an average price of $3,534 per MT and 7,000 MT of 200 series stainless steel scrap at an average price of $827 per MT.  We have no comparable costs for 2006 as the production facility only commenced significant sales during fiscal 2007.

The Company has built good relationships with our material suppliers and we believe that the supply of material is adequate to meet our production demands.  The Company has set up a stainless steel scrap outsourcing network by setting up offices at the main stainless steel recycling centers in order to ensure sufficient material supply.  Our plan is to continue to expand our material supply contacts so that we can ensure that we are able at all time to meet normal production.

Our principal suppliers of raw materials are:

Harbin Tai Ping Resources Reclaim Co. Ltd.

Tai Yuan Zhen Shing Shengwu Reclaim Co. Ltd.

Gansu Jinchuan Group Co. Ltd.

Shanxi Xinhao Ind. & Trading Co. Ltd.

Zouping Xian Resources Reg. Co.

Yantai Derui Metal Reclaim Co. Ltd.

Lingxia Tiancheng Metallurgical Co. Ltd.

Hunan Jinloong Manganese Co. Ltd.

Shanxi Ping Lu Chang Hong Ferroalloy Co. Ltd.

Shanxi Hang Shan Ind. Co. Ltd.

Zouping Shandong, which is approximately 15 miles from our facilities has the biggest stainless steel recycling center in the province and can provide us with up to 60,000 MT of stainless steel scrap.

Dependence on One or a Few Major Customers:

For the most part, other than Fushan Rongding Trading Co. Ltd. which purchases approximately 22% of our annual production, our customer base is spread over a large number of customers and we believe the loss of any one of our customers would not have a major impact on our product sales.

Due to the demand for product in the PRC we believe that we could replace Fushan Rongding Trading Co. Ltd. production with other orders almost immediately and therefore we are of the opinion that we would not be seriously impacted even by the loss of our major customer for any extended period of operations.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not have any patents, trademarks, franchises, concessions or royalty agreements.  We are not a party to any labor contracts.

We are granted business licenses for our joint venture from the local government.  The license is required to be renewed annually, with a final expiry date of 2035.

The joint venture will receive a tax holiday as described below under “Effect of Existing or Probably Governmental Regulations on the Business.”

Government Approval of Principal Products

There is no government approval required for our principal products.

Effect of Existing or Probable Governmental Regulations on the Business

Our Joint Venture is regulated by the laws for Sino Foreign Joint Ventures in the PRC.

According to the government’s policy related to tax benefits, we will receive a two year tax holiday upon reaching profitability and a further three year tax holiday at 50% of the regular rate.

As at fiscal year end 2007, our Stainless Steel Joint Venture had not yet achieved profitability.  Further as the Stainless Steel Joint Venture is located in the Zibo High and New Technology Development Zone (National Class), its base income tax rate is 15% and will have a floor of 10% when it qualifies for the benefits of half income tax.  According to the favorable policy of the Zibo High and New Technology Development Zone, the half income tax benefits may extend another five years for the Stainless Steel Joint Venture in addition to the three years aforementioned.

Research and Development

We have not undertaken any research and development in the last two fiscal years.

Compliance with Environmental Laws

Environmental laws are administered by the PRC nationally.  Based on the equipment, technologies and proactive measures adopted, the Company is not considered a high-pollution factory in PRC.  The production processes use a small amount of water and this renders minimal chemical pollution.  The strip line will use a gas fired reheat furnace, which is recommended by the PRC State Environmental Protection Agency.  The stainless steel casting mill uses state of the art air pollution systems to extract smoke and gaseous emissions and draw it through multi-stage filtration units.

Employees

We have a total of 687 full time employees and 23 part time employees.

COPPER JOINT VENTURE

STJMC, our other 51% owned subsidiary, is a producer, seller, and distributor of electrolytic copper, value-added copper products, and precious metals with production locations in Changshan Town and Dongying City, Shandong Province, PRC.  STJMC currently sells approximately 16,000 MT per annum of electrolytic copper, 6,000 MT per annum of low-oxygen copper rod, and 6,000 MT per annum of no-oxygen copper rod.  The amount of gold and silver sold various widely from year to year based on the mix of scrap and ore used in the production process and precious mineral content of the raw materials.  Precious metals sales make up less than 1% of total sales.  As of the date of this filing we have contributed a total of $9,380,000, towards our registered capital funding obligation and we are required to contribute a further $17,854,000 in order to secure our certificate of completion from the requisite PRC regulatory bodies.

Principal Products and Markets:

Our principal products are electrolytic copper and non-oxygen copper rod.  Our products are produced according to our interpretation of the market for certain products in China.  All of our products are currently sold in the Chinese domestic market and we currently have approximately forty percent 40% of the total consumption in Shandong Province.  We believe our ability to capture the market is due to the fact that our products are of a high quality and we provide good service to our customers.

One of the oldest commodities known to man, copper is a product which directly reflects the state of the world economy.  It is the world’s third most widely used metal, after iron and aluminum, and is primarily used in highly cyclical industries such as construction and industrial machinery manufacturing.  Profitable extraction of the metal depends on cost-efficient, high-volume mining techniques.  Copper was first worked about 7,000 years ago. Its softness, color, and presence in nature enabled it to be easily mined and fashioned into primitive utensils, tools, and weapons.  Five thousand years ago, humans learned to alloy copper with tin, producing bronze and giving rise to a new age.

Copper is a chemical element in the periodic table that has the symbol Cu and atomic number 29.  It is a ductile metal with excellent electrical conductivity, and finds extensive use as an electrical conductor, heat conductor, as a building material, and as a component of various alloys.  Copper has played a significant part in the history of mankind, which has used the easily accessible uncompounded metal for nearly 10,000 years.  Civilizations in places like Iraq, China, Egypt, Greece and the Sumerian cities all have early evidence of using copper.

During the Roman Empire, copper was principally mined on Cyprus, hence the origin of the name of the metal as Cyprium, "metal of Cyprus", later shortened to Cuprum.  A number of countries, such as Chile and the United States, still have sizeable reserves of the metal which are extracted through large open pit mines.  Nevertheless, the price of copper rose rapidly, increasing 500% from a 60-year low in 1999, largely due to increased demand. This metal has come into the limelight on account of high volatility in prices.  According to New Scientist, the earth has an estimated 61 years supply of copper left.

China’s copper market experienced strong demand as a result of establishment of new power generation facilities in 2005 and 2006, but production problems due to inadequate power supply at time, resulted in difficult market conditions.  China is the world’s second largest copper producer, with a share of 14%.

China’s imports of copper and copper products for the first seven months of this year rose 49% to 1.72 MMT from a year earlier, according to preliminary custom’s data issued on Aug 10, 2007.  Stockpiles of copper monitored by the London Metals Exchange (“LME”) fell 0.8% to 114,500 tonnes on Aug 10, 2007, snapping a three day increase while copper inventory in Shanghai’s warehouses fell 1.7% to 89,968 tons for the week ending August 17, 2007.  Both the fall in stockpiles and overall rise in imports show demand in China is still healthy.

Source:

  Copper Fundamental Report by Hitesh Jain

The International Copper Study Group (ICSG) held the 29th Regular Meeting of its Statistical Committee on 15th May 2007 in Lisbon, Portugal.  Government delegates and industry advisors from most of the world’s leading copper producing and using countries met to discuss key issues affecting the global copper community.  In its meeting of the Statistical Committee, the ICSG view of the world balance of refined copper production and use was presented.  According to ICSG data, after ending 2005 with a deficit of 120,000 tonnes (t ), the copper market in 2006 turned to a calculated surplus of around 330,000 t, about 1.9% of annual usage.  Projections for 2007 indicate an additional surplus around 280,000 t and projections for 2008 indicate a larger surplus of around 520,000 t. Note that ICSG does not take into account changes in China’s SRB stocks, which are unreported and, particularly for 2006, might have affected calculation of China’s apparent usage.

World copper mine production in 2007 is projected to rise by 6.3% to 15.97 million tonnes (MT), an increase of about 940,000 t compared with that in 2006 owing to new mine developments and increased capacity utilization.  Production in 2006 was essentially unchanged from that in 2005 owing to production problems in Chile, Indonesia and Mexico.  Mine Production in 2008 is expected to increase by an additional 1.2 MT (+7.3%) reaching 17.13 MT.  For both years, higher growth rates are expected for SX-EW production than for concentrate production.  World production of refined copper (adjusted for both feed shortages and production disruptions) is projected to reach 18.07 MT in 2007, an increase of about 740,000 t (+4.3%) compared with that of 2006.  Refined production in 2008 is projected to increase by 4.9% to 18.95 MT, an increase of about 880,000 t compared with that of 2007.Electrolytic refinery production increases in China, India and Japan, and SX-EW production growth in Chile, Africa and the United States are expected to account for most of the growth.  Concentrates production in 2007 and 2008 is expected to restrain the growth of refined production, with inventories of copper concentrates having been largely depleted during 2006.  World refined copper usage increased by only 2% in 2006 to 17 MT, primarily due to a decline in U.S. usage of around 6% and flat apparent demand in China (0.1%), the two biggest refined copper using countries.

The main contributors to 2006 growth were the EU, Japan, India and the Russian Federation.  In 2007, refined copper usage is projected at 17.80 MT, an increase of about 800,000 t (4.7%) compared with that of 2006.  Apparent Refined usage in China is expected to increase along with continued growth in India and Russia, while demand is expected to remain essentially unchanged for the EU, Japan and the United States.  World copper use in 2008 is projected to grow by 3.6%, or about 640,000 t, to 18.43 MT.

Source:

 www.icsg.org, May 16, 2007 press release

Analysts state that the bull market for copper will last for 2007 and 2008, although the growth in these years will not reach the growth rate enjoyed by copper processors in 2006.  PRC used about 22% of the world's refined copper last year.  The PRC's power-generating and distribution companies accounted for more than half of the PRC's consumption.  Manufacturers of air conditioners, pipes and automobiles are also major consumers in PRC.

PRC's copper demand is expected to increase 6-8 percent to just under 4 MMT, according to analyst consensus forecasts.  PRC relies on imports for about one third its metal needs.

Our present production from our existing facilities is as follows:

1.

 Electrolytic: 22,000 MT of 30,000 MT or 73% of capacity (including no-oxygen rod production).

2.

Low Oxygen Copper: 6,000 MT of 20,000 MT or 30% of capacity.

3.

Combined 28,000 MT of 50,000 MT or 56% of capacity.

For our new facilities currently under construction, an 88% utilization rate is anticipated, based on a gross capacity of 140,000 MT, yielding an output of 122,000 MT.  This utilization rate assumes fluctuations in demand, and non-optimal production during certain periods, due to unforeseen factors.

Our single largest challenge lies in having access to sufficient working capital to acquire the necessary raw materials and production supplies.  We expect to resolve this challenge by completing our remaining required capital contribution.

Our major customers for fiscal 2007 represented average revenue of $7,497 per MT.  The percentage of our production to those major customers is detailed below:

Zibo Huanyang Copper Materials Co., Ltd.	8%
Shangdong Guoyuan Cables & Appliances Co., Ltd.	7%
Zibo Huahai Wire Cables Co., Ltd.	7%
Longkou Longsheng Wires & Cables Co., Ltd.	6%
Jinan Steel & Iron Group	6%

Distribution Methods of Our Products.

Presently, almost all of our customers pick up their purchases directly from our production facilities.  Our copper production facilities are all located strategically close to our current customer base, being Shandong Province.  The fact that copper is in high demand in the local provincial environment is reflective of the fact that we do not have to ship to our customers.  Should the demand for copper change we have good road infrastructure and we within 200 miles of the seaport for shipping from any one of our locations.  We also have one facility located one mile from Jiaoji railway.  Further, we have ready access to direct loading and unloading rail facilities as the railroads runs directly beside one of our facilities.

We purchase our power from the local government at competitive rates, costing at approximately $0.10 per kwh.  Our other fuel materials consist of oxygen and water which are both sourced locally.

New Products or Services:

We do not currently have any new products or services to report.

Competitive Business Conditions

Due to the strong market conditions for copper products currently existing in the PRC, we face little competition as the supply of product is less than current demand.  Presently, we are experiencing a demand for product which allows us to pre-sell production and accept advanced deposits for this presold production.  Our competitors are believed to be operating at full capacity and they are not at this time providing any direct competition to our business operations.  We cannot say with certainty that this shortage of product will continue for any sustained period of time, however we expect these conditions to remain strong for the foreseeable future.  The copper consumption in China is expected to continue at an average rate of five percent (5%) to ten percent (10%) increase from 2007 to 2010.

The major players in the local China copper market are Jiangxi Copper Group, Tongling, Anhui Tongdu Copper Stock Co., Yunan Daye Copper.  We do not currently export to the international markets.

Chinese Copper Production and Consumption in 000’s MT

Source:

  Copper Fundamental Report by Hitesh Jain

According to nearly 20 years of statistics on copper raw material import structure and average copper consumption and growth, the copper consumption in China will be expected to keep growing at an average rate of 5%-10% in 2006-2010 and then reach a peak in 2015-2020.

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

In 2006 the top producers of copper in china are Jiangxi Copper with 450,000 MT, Tonglin Non-Ferrous 400,000 MT and Yunnan Copper with 380,000 MT.

The top three processors in the market comprise nearly 50% of the PRC market.  The next six listed comprise 26% of the PRC market in 2005.  Each of the remaining market participants represents less than 2.5% of the PRC market.

LME 3 Months Copper Prices

Source:

  LME

In 2006 global demand for copper amounted to 17.5 million MT.

China is presently world's largest single copper consumer at 21% of global demand. The Copper consumption in China is expected to continue growing at an average rate of 5%-10% in 2007-2010

Copper prices witnessed a substantial rise in 2006.  Prices almost doubled from $4,500 in 2005 to a peak of  $8,800 in 2006.

The rise in prices was due to the following reasons:

-

Demand outpacing supply due to various labor strikes at copper mines in Chile & African nations.

-

Chinese increasing consumption due to expanding infrastructure & power grids.

-

Emerging economies huge capital outlay plans in infrastructure.

      Source:  LME

Current levels of copper prices now have stabilized around $6,000 to  $7,000 per MT.  Prospects for copper future remain bullish with the strong demand in China as the largest consumer of copper.

PRC is also a large importer of copper concentrate, sourcing most of its supplies from South America, Mongolia and Australia.

Two thirds of PRC’s copper consumption in 2006 was in the wire cable industry, which generated more than $30 billion of revenues, second only to that of the automotive industry.  Power grid expansion, information and telecom growth, power equipment upgrades and energy saving needs are driving up the country’s demand for wire cables and products.  The industry has maintained good momentum over the past five years and PRC has surpassed Japan and the United States to become the world’s largest wire cable manufacturer.  Over the last 15 years, the PRC wire cable industry has experienced an average annual growth rate of 16%.  This level of growth, which substantially outstrips the growth in average domestic product over the same period, is attributed primarily to PRC’s large-scale infrastructure construction over this period.

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

Electrolytic copper is a commodity and the market dynamics are very similar to that of other commodities.  Since the quality and physical characteristics of electrolytic copper between suppliers is nearly identical, the main differentiation is price and customer service, which is generally viewed in terms of reliability in filling orders at the price promised.  It is equally imperative that the subsidiary maintains a reputation for consistently meeting the chemical and physical attributes prescribed under national standards.  The actual standards to qualify for #1 status include the following:

-

Basic standard: GB/T467-1997

-

Chemical contents: GB466-82

-

Must have a clean and smooth surface as well as clear-cut corners

-

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

The majority of the electrolytic copper is sold to manufacturers of wire cable.  Electrolytic copper is an intermediate product used for melting and casting or extruding into copper wires, rods, ingots, or blending with other metals to form metal alloys.

STJMC copper facilities in Changsan has a production capability of 30,000MT per annum of  electrolytic copper, low oxygen copper rod and no oxygen copper rod combined.  It has a smelter that can provide more than the anode casting requirements as it has a capacity to smelter 100 MT per day in continuous operation . The two new facilities nearby are twin 40,000 MT combined for a total of 80,000 MT new capacity with their own respective smelter and a modern anode casting facilities.  One of the smelting and casting facilities has been constructed and tested for one of the 40MT plants and the other 40MT plant has plans to build the same smelting and casting facility.  The plant in Dongying City has a capacity of 60,000 MT with similar matching but slightly older smelter and anode casting facilities.

STJMC started their business with scrap collection in 1994.  Their local network is still very active and can source its requirements of scrap copper for its smelters.  It buys mostly 96-99% copper scrap based on local prevailing market prices from provincial suppliers.  Raw ore in slab form are sometimes purchased and comprise roughly20-30% of raw material used.  These are more expensive but potentially contain trace amounts of precious metals like gold and silver.  All three facilities have the capability to extract the precious metals and refine them as reflected in our financial statements on sales of gold and silver.  As we grow our production and use the new facilities, it is possible that the company may explore importation of scrap copper from global sources.

STJMC tries to maintain just in time inventory for its raw material stock.  A typical cycle of production is about 20 days till harvesting of the finished product.  Customers usually have to pay cash and pick up their orders from the plant sites located in Dongying, the old Changsan factory and the new factory once this is fully operational.

Sources and Availability of Raw Materials and Names of Principal Suppliers:

The main materials required for production are raw copper and mixed copper containing 99.3% to 97.5% copper.  The Company has set up close relationship with all of its suppliers.  The mixed copper suppliers are metal recycling points in Shandong and Hebei provinces.  The raw copper is purchased from melting plants in Inner Mongolia, Gansu and Shanxi provinces, all of which provinces have substantial copper resources available.  Total production capability is 170,000 MT upon completion of construction and asset vend-in.  For fiscal 2007 we had approximately 28,000 MT of output, of which we used a variable ratio of raw copper and mixed copper at an average price of $7,440 per MT.

The Company has built good relationships with our material suppliers and we believe that the supply of material is adequate to meet our production demands.  The Company intends to compare pricing and quality so as to actively expand the material supply market to ensure normal production.

Our feed materials are comprised of anode copper from our anode scrap, copper scrap from metal recycling in or outside of Shandong Province.  Our principal suppliers of raw materials are:

Guangdong South Sea Dai Li Wen Xin Metal Reclaim Co.

Gansu  Zhang Ye Colored Metal Co.

Hebei Baoding Xin Hang Yuan Copper Co. Ltd.

Hebei JianQi Copper Co.

Zouping Xian Qin Loong Shan Colored Metal Co. Ltd.

Hebei Baoding Refinery Factory

South Sea Dai Hong Da Metal Reclaim Co. Ltd.

Hebei Qingyuan Hangwan Copper Co.

Dependence on One or a Few Major Customers:

We consider the majority of our customers to be long term clients, as of the date of this filing.  The largest customer purchases approximately eight percent (8%) of our production and the smaller customers purchase approximately four (4%) of our production.

We therefore are not dependent on any since or any few major customers and we do not believe the loss of any few customers would impact on our current business operations.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not have patents, trademarks, franchises, concessions or royalty agreements.  We are not a party to any labor contracts.

We are granted business licenses for our joint venture from the local government.  The license is required to be renewed annually, with a final expiry date of 2035.  Upon completion of our capital contribution for the Copper Joint Venture and upon gaining profitability we will receive a tax holiday of 100% for the first two years and 50% for a further three years.

Government Approval of Principal Products

There is no government approval required for our principal products.

Effect of Existing or Probable Governmental Regulations on the Business

Our Joint Venture is regulated by the laws for Sino Foreign Joint Ventures in the PRC.

Research and Development

We have not undertaken any research and development in the last two fiscal years.

Compliance with Environmental Laws

Environmental laws are administered by the PRC nationally.

Based on the equipment, technologies and proactive measures adopted, the Company is not considered a high-pollution factory in PRC.

Employees

As of May 31, 2007, we had 376 full time employees and no part time employees.

Risk Factors

Except for the historical information contained herein, the matters set forth in this annual report, including statements with respect to expectations concerning (i) projects underway or under consideration, including production capacity and completion schedules; (ii) business and future potential of Terra Nostra; (iii) estimates or implications of future earnings, profits, EBIDTA, and the sensitivity of earnings to metals prices; (iv) estimates of future metals production, sales and profitability; (v) estimates of future cash flows, and the sensitivity of cash flows to the other metals and ore costs as well as, but not limited to, fluctuations in fuel prices, scrap prices, and the availability of both, and statements related to these matters or which use words such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology are all forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Further risks, uncertainties and other factors, which affect the forward-looking statements included herein, and could cause actual results to differ materially from future results expressed, projected or implied by such forward-looking statements include, but are not limited to, completion of Terra Nostra’s capital contributions to the joint venture companies, working capital financing, metals price volatility, competition for projects, reserve acquisition costs, currency fluctuations, international economic uncertainty, sovereign risk, force majeure, changes in tax law or concession law, project scheduling delays, labor disputes, increased production costs and variances in ore grade, scrap grade or recovery rates from those assumed in production plans, political and operational risks in the countries in which Terra Nostra may operate and governmental regulation and judicial outcomes, and other risks detailed from time to time in Terra Nostra’s filings with the Securities and Exchange Commission. Furthermore, metals operation, by their very nature, entail inherent cyclical, sectoral, and commodity risk and could expose an investor to the entire loss of all capital invested.

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

Operating and financing risks

The Company competes with both PRC state owned enterprises, Sino-Foreign Joint Ventures, and Sino private processors and fabricators

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

The Stainless Steel Joint Venture has very limited trading history and this may not provide a meaningful basis on which to evaluate our business

Although our stainless steel revenues are growing, we are operating at a mid level of our design capacity.  The Company cannot assure that production will reach break-even levels or that the subsidiary will reach profitability in the future.  We expect that our operating expenses will increase as we expand.  Any significant failure to realize anticipated revenue growth could result in significant operating losses.

SQSS and STJMC will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

-

Implement our business plan and strategy and adapt and modify them as needed;

-

Manage our expanding operations;

-

Maintain adequate control of our expenses;

-

Keep up with technological developments;

-

Anticipate and adapt to changes among our key customer industries, namely wire and cable, motors, air conditioning and refrigeration, process industries, construction, and power plant development;

-

Participate in mergers and acquisitions involving our competitors; and

-

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

The Company’s continued growth and the fulfillment of its business plan is dependent upon the ability to raise capital from outside sources.  Management believes that for the Company to meet its growth opportunities, substantial capital infusions are required in a timely manner.  In the event that the Company and its Subsidiaries are unable to obtain the necessary financing on acceptable terms, there may be an adverse affect on the Company’s financial position, competitive position, growth and profitability.  The ability to obtain acceptable financing at any time may depend on a number of factors, including:

-

The Company’s financial condition and results of operations;

-

The condition of the PRC economic, political, and legal environment; and

-

Conditions in the relevant financial and capital markets, particularly in the U.S.

SQSS may not achieve yields, volumes, and cost basis to generate profits

SQSS has completed construction of its casting mill and has been performing production trials during the fiscal year.  The production of billet remains at a mid level percentage (approximately 60%) of production utilization and is behind its schedule of increasing production to a level that will allow the subsidiary to generate positive income and positive cash flow.  The delays could be attributed to technical issues, a lack of critical skill-sets among the engineering, managerial, production personnel know-how, or merely a function of working capital limitations.  Whichever the cause, SQSS may not be able to remedy the situation and may not be able to successfully increase production to a level that will generate sustained profits for the Company.  This would potentially have a material adverse affect on the Company’s financial performance and capacity to pay dividends in the future.

The second element of this issue involves the strip mill.  Although the strip mill has been constructed, and undertaken test trials. There are risks that the mill may not have the standards of design, engineering, mechanical function, and technical operational expertise to produce stainless steel strip at levels of volume, quality, and pricing needed to generate profits and positive cash flow.  A failure of the subsidiary to meet these standards, produce adequate volumes of quality stainless steel, and command prices that cover fixed and variable costs would potentially have a material adverse affect on the Company’s financial performance and capacity to pay dividends in the future.

The Company has never paid cash dividends and is not likely to do so in the foreseeable future

The Company currently intends to review its dividend policy as circumstances warrant, as a function of net operating profits of the subsidiary.

There is only a limited trading market for our common stock

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

We will need to raise significant additional capital to continue our business operations

Our cash position on a consolidated basis at May 31, 2007, was $36,631,258 as compared to $30,781,754 at May 31, 2006.  In order to continue our activities, we will be required to raise significant capital.

We presently estimate that we will require an additional $35,000,000 to $45,000,000 to support operations and growth plans through fiscal 2008.

Even if such financing is obtained, it may not be on commercially acceptable terms or may otherwise substantially dilute the equity interests of current stockholders in our company.

Investing in our stock is highly speculative and you could lose some or all of your investment

The value of our common stock may decline and may be affected by numerous markets and internal conditions such as future sales by current shareholders which could result in the loss of some or the entire amount invested in our stock.

Our principal stockholders and management own a significant percentage of our outstanding common stock and will be able to exercise significant influence over our operations

Our executive officers, directors and holders of more than 5% of our outstanding common stock, together with their respective affiliates, currently own approximately 59% of our voting stock, including shares subject to outstanding options and warrants.  These stockholders are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our operations.  This concentration of ownership could have the effect of delaying or preventing a change in control of the Company, preventing or frustrating any attempt by our stockholders to replace or remove the current management, or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could limit the market value of our common stock.

We are highly dependent on our management and our business would be materially adversely affected if any of our executives leave

The operations and financial success of the Company are significantly dependent on the Chief Executive Officer.  Our Chief Financial Officer is another critical member of our management team.  We currently do not have employment agreements with these individuals however we hope to enter into such agreements with them in the near future.  We do not maintain key man life insurance on our Chief Executive Officer and Chief Financial Officer.  Operations could be materially affected and under certain circumstances, shareholders would lose their entire investment.

We are a holding Company and our assets consist primarily of investments in our subsidiaries and consequently our shareholders may not receive any direct benefit which may be derived from our subsidiaries

We are a holding company and our assets consist primarily of investments in our subsidiaries.  Other than providing administrative support, the Company engages in no business directly.  The subsidiaries are distinct legal entities and have no obligation to pay any dividends or make advances or loans to us.

We face significant competitive risks

The copper and stainless steel industries are highly competitive.  We face competition from many large and small companies.  Many of these companies have financial resources far greater than ours and have greater leverage in business and personnel.  A high degree of competition is expected to continue and there are no significant barriers to entry into this business.  Our business may be adversely affected by these factors in a manner that causes our shareholders to lose their entire investment.

If we do not manage our growth successfully, our growth may slow, decline or stop, and we may never become profitable.

If we do not manage our growth successfully, our growth may slow, decline or stop, and we may never become profitable.  We have expanded our operations rapidly and plan to continue to expand.  This expansion has created significant demands on our administrative, operational and financial personnel and other resources.  Additional expansion could strain resources and increase the need for capital.  Our personnel, systems, procedures, and controls may not be adequate to support further expansion.

ITEM  2 -     DESCRIPTION OF PROPERTY

The Company presently leases office space at 790 East Colorado Blvd., 9th Floor, Pasadena, CA 91101 from which it conducts its North American operations.  The Company occupies approximately 600 square feet at a cost of $4,500 per month.  The lease is month to month and subject to a 90 day notice of cancellation.  The Company has given notice of its intent to vacate the current space on September 30, 2007 and to maintain an address and a small office at this space at a reduced cost while we determine the optimum location for our U.S. corporate offices.

In addition, the Company leases space at Suite 180, 3751 Shellbridge Way, Richmond, British Columbia, Canada.  The office area is approximately 1,000 square feet.  The rental agreement provides for a monthly rent of $2,600 and is month to month subject to 30-day notice of cancellation.  The Company sublets a portion of the space for $1500 per month.  We do not conduct any operations from this space and have made arrangements for the sub-tenant to take possession of the space October 30, 2007.

The Company, through its Subsidiaries owns and leases plants in the PRC and has long-term land use rights, which are common in the PRC.  SQSS has land use certificates corresponding to 189,387 square meters of land although it is utilizing approximately 352,000 square meters in the Zibo High New Technology Property Development Zone, in Shandong Province.  SQSS was informed by the Zibo Municipality that it will issue land use certificates covering the full occupied area following a land survey.  SQSS built and owns the production, offices, warehouses, testing labs, power conversion station, oxygen/argon facilities, canteen, roadways, hard-scapes and soft-scapes, gateways, and other buildings on the site.  SQSS also owns the production equipment, fixtures, and other chattels.

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

STJMC also entered into an electrolytic copper production line leasing agreement on May 19, 2005 with Dongying Fanguan Copper Co. Ltd.  The agreement covers the period from January 1, 2006, to December 30, 2008, and provides for an annual rental fee of RMB 5,300,000. STJMC began using the production line during January 2006.

ITEM 3.     LEGAL PROCEEDINGS.

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending May 31, 2007.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the ticker symbol TNRO.  Following is a report of high and low bid prices for the last two fiscal years.

Fiscal year ended May 31, 2007	High	Low
4th Quarter ended 05/31/07	3.05	1.37
3rd Quarter ended 02/28/07	3.16	1.65
2nd Quarter ended 11/30/06	2.28	1.40
1st Quarter ended 8/31/06	2.78	1.90

Fiscal year ended May 31, 2006	High	Low
4th Quarter ended 05/31/06	3.55	2.65
3rd Quarter ended 02/28/06	3.06	2.00
2nd Quarter ended 11/30/05	2.73	2.20
1st Quarter ended 8/31/05	2.76	2.05

The stock price information above was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of September 13, 2007, there were 26 market makers in the Company's stock.  The last available reported trade by the OTC/BB prior to the filing of this report was September 12, 2007, at $1.25.

As of May 31, 2007, there were 85 registered record holders of the Company’s common stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

The total number of shares authorized for issuance under equity compensation plans is.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	2,550,000	$2.75	4,450,000
Equity compensation plans not approved by security holders	2,000,000*	-0-	-0-
Total	4,550,000	$2.75	4,450,000

*These 2,000,000 shares are reserved for issuance as a stock award to Sun Liu James Po as compensation on January 1, 2008 as compensation for his appointment as Chairman of the Boards of Directors of our two Sino Foreign Joint Venture companies.  We have not yet established a plan for this stock award but have reserved the shares for issuance from treasury.

(b)

 Recent sales of unregistered securities

During the quarter covered by this report we issued the following securities:

2,000,000 restricted common shares at deemed price of $1.25 per share were issued as a stock award to Sun Liu James Po under our 2007 stock option and stock award plan as compensation for his position as Chairman of the Boards of Directors of our two Sino Foreign Joint Venture companies.

A total of 1,500,000 common shares were issued pursuant to three consulting contracts as follows:

Name	Number of Common Shares	Exemption
Quattro Investments Ltd.	500,000	Regulation S
Phoenix II Inc.	500,000	Regulation S
Hatton Management Ltd.	500,000	Regulation S

The shares listed above were sold under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h).  No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person.  The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration and; d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from.

A total of 42,884 common shares at a deemed price of $1.25 per common share as debt settlement to three creditors and 13,000 common shares at a deemed price of $1.25 per share were issued pursuant to a contract for investor relations as follows:

Name	Number of Common Shares	Exemption
Aaron Chan	10,400	Regulation S
Albert Ang	8,484	Regulation S
Jeff Reynolds	24,000	Regulation D
CDI Capital	13,000	Regulation D

The shares listed in the table above shown as having been sold under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h).  No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration and; d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from.

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

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This management's discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties.  In some cases, you can identify these statements by forward-looking words such as "may," "might," "will,"  "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions.  All of the forward-looking statements contained in this Annual Report are based on estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market and other factors.  Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties.  In addition, management's assumptions about future events may prove to be inaccurate.  We caution you that the forward-looking statements contained in this Annual Report are not guarantees of future performance and we cannot assure you that such statements will be realized.  In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in "Risk Factors" and included herein.  Except as required by law, we undertake no obligation to update any of these forward-looking statements.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with (1) our audited financial statements for the years ended May 31, 2007, and 2006, together with notes thereto included in this Form 10-KSB.

Overview

We currently conduct our operations through our two fifty-one percent (51%) owned Sino Foreign joint ventures, which operate in the stainless steel and copper industries in the PRC.

Stainless Steel

Shandong Quanxin Stainless Steel Co. Ltd. (“SQSS”) is a 51% owned subsidiary of the Company, operating an integrated stainless steel plant in Zibo City, Shandong Province, PRC.  SQSS employs three electric-arc furnaces and two AOD refining furnaces in its casting mill with a production capability of 230,000 MT.  The downstream strip rolling mill was phased-in over the past fiscal year and has a production capability of 150,000 MT per annum.  As at May 31, 2007, fiscal year end we were operating at approximately fifty percent (50%) of our production capability.  We have no past production performance for this facility as it is newly constructed and came into production in early 2007.

The Company also has advanced plans to develop a 30,000 MT capacity welded tube line and a 60,000 MT capacity rod line, both of which are under evaluation by management.  The Joint Venture would have to raise additional capital in order to complete this development.  Terra Nostra owns 51% of SQSS.  Under the SQSS JV Terra Nostra has fulfilled its registered capital funding obligation of $13,566,000 contributed May 2006, securing a certificate of completion from the requisite PRC regulatory bodies.

Copper

Shandong Jinpeng Copper Co. Ltd. (“STJMC”), our other 51% owned subsidiary, is a producer, seller, and distributor of electrolytic copper, value-added copper products, and precious metals with production locations in Changshan Town and Dongying City, Shandong Province, PRC.  STJMC currently sells approximately 16,000 MT per annum of electrolytic copper, 6,000 MT per annum of low-oxygen copper rod, and 6,000 MT per annum of no-oxygen copper rod.  The amount of gold and silver sold varies widely from year to year based on the mix of scrap and ore used in the production process and precious mineral content of the raw materials.  Precious metals sales make up less than 1% of total sales.  As of the date of this filing we have contributed a total of $9,380,000 towards our registered capital funding obligation and we are required to contribute a further $17,854,000 in order to secure our certificate of completion from the requisite PRC regulatory bodies.

The Stainless Steel Casting Line Has Been Completed and is Undergoing Production Trials

Terra Nostra has completed the construction of a casting mill comprising from 180,000 to 230,000 MT production capacity of continuous casting billet stainless steel.  Major equipment of the casting mill includes three 17 MT electric arc furnaces, two AOD furnaces for further refinement of the stainless steel metal products and a continuous casting line with cut off torches.  The casting mill began production trials in late January, 2006 and is in the process of increasing its production levels and generation of trading revenues.  The major raw materials include scrap stainless steel sourced through local distributors, including a Sino Partner affiliate, imported scrap steel imported from North America and Europe, and imported nickel, chromium and other special metal alloys.  A majority of the initial output has been outsourced to rolling mills for processing into stainless steel strip and then sold to downstream fabricators.  In other cases, billet stainless steel has been sold to rolling mills.

As mentioned previously, the production of billet stainless steel is at a mid level of output.  The reasons are a result of several factors:

-

The technologies require time and a large number of trial operations and successive approximation in order to be adjusted and settings fixed to meet stringent production standards;

-

Employees need proper training to perform the many skilled functions that make up the production operation. Functions include the proper handling and movement of material through the production steps; setting, reading and interpreting instrument readings; adding the correct amount of nickel and other alloys at the correct time in the AOD furnaces;

-

It is a learning process to maintain proper temperatures of the in-process stainless steel at the stages of production;

-

There is a need to improve the effectiveness of the quality controls at the critical stages to ensure minimum defects and costly wastage; and

-

Improved working capital resources and management to ensure reliable, uninterrupted supply of feedstock materials.

The Stainless Steel Strip Line has been Constructed, with Initial Production Tests Underway

The Company recently completed construction of a strip rolling line capable of producing up to 150,000 MT per annum.  For the next several months, the subsidiary will continue to undergo tests, production trials, and over time will ramp up to the terminal production utilization of 80%-100% of rated capacity.  SQSS is currently in the process of hiring and training the requisite workforce.

Billet stainless steel produced in the casting mill is planned to supply the feed stock for the strip production.  The strip rolling line was operating as at the third quarter of fiscal 2006/2007 and is expected to be capable of reaching full capacity within the first two quarters of the current fiscal year, barring unforeseen technical difficulties and no limitations on the availability of stainless steel billet.

The Company is selling through its internal sales department and sales agents.  As SQSS is able to increase output, it may be necessary for it to increase its internal sales and marketing department, the external sales network, or both.

The Company is Evaluating the Design Development of Other Stainless Steel Production Lines

The Company is also evaluating several options for other stainless steel production lines that will complement the existing casting mill and strip mill.  The SQSS has already completed construction of a production building with infrastructure and utilities in place.  The strip line is using approximately a third of the available square footage within the building and expects to develop at least two additional production lines over the next two years or so, depending on the availability of financial capital and market conditions.

.

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

The Existing Copper Operations will Continue Much as Before with Minor Changes

The foundation and platform for the Company’s PRC operations is the STJMC Copper Processing Facility in Changshan Town, Zouping County, Shandong Province.  As mentioned above, the existing copper operation at Changshan has the capacity to process 30,000 MT of electrolytic copper, 15,000 MT of oxygen free copper rods, and 20,000 MT of low-oxygen copper rods.  The difference between “oxygen free” and “low-oxygen” is that oxygen free rods are extruded from melted electrolytic copper where low-oxygen rods are produced from melted #1 copper scrap that hasn’t been processed through the electrolysis plant.  This plant is the flagship copper processing and fabrication business led by our Sino Partner, which he founded in 1994.  The Company does not see material gains from altering the current operating formula.

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

Results of Operations

Comparison of 2007 and 2006

Since the Company acquired STJMC on May 31, 2006, the final day of the last fiscal year, this report on the results of operations will be limited to a discussion of Terra Nostra and SQSS.

For the year ended May 31, 2007, the Company reported operating profits of $1,766,354 as compared to an operating loss of $13,533,232, for fiscal 2006.  The Company is reporting total revenues of $284,852,994 for fiscal year ended May 31, 2007, versus $5,107,982 in the prior year, the Company experienced a gross profit of $18,144,267 as compared a loss of $1,739,037 for fiscal 2006.  The cost of sales for the current year of $266,708,727 as compared to total cost of sales of $6,847,019 for fiscal 2006 reflects the fact that the Company is has recently emerged from its development stage, and has ramped up production substantially, in addition to integrating STJMC into the current fiscal year operations.  However, management anticipates further improvement in margins as:

-

Increases in volume allow fixed labor and overhead costs to be spread out;

-

Relatively low yield rates during the trial phase are improved;

-

Low purchase volumes that don’t qualify for volume discounts are replaced with larger volume contracted purchases; and

-

Higher initial maintenance and operating costs are being optimized.

Management asserts that these factors are normal for a start-up stainless steel operation and will lessen or disappear over time as production volumes increase.

In fiscal 2006, the SQSS plants were under construction and the operating and pre-operating (i.e., start-up) costs were relatively minor.  In fiscal 2007, certain start-up and pre-operating costs were substituted with more typical operating costs, resulting in similar levels of costs between the years, with the general and administrative costs in the PRC increasing from $3,762,230 in fiscal 2006 to $3,955,687 in fiscal year ended May 31, 2007.

The North America holding company incurred comparable costs in fiscal year ended May 31, 2007, to prior year 2006.  Its costs increased marginally from $7,275,557 in the prior year to $9,008,163 in the current year.  The costs includes those costs associated with private placements, higher management and overhead costs, and increases in professional services fees, such as accounting services, and costing of incentive certain stock issuances.

Depreciation and amortization expenses increased to $3,126,775 in year ended May 31, 2007, versus $700,922 incurred in the prior year, an increase of $2,425,853.  The increase is attributed to the higher value of plant and equipment due to STJMC becoming part of the consolidated financial statements.

Interest expenses increased from $3,151,492 in fiscal year ended May 31, 2006, to $6,075,309 in the current year, an increase of $2,923,817.  The increase is interest expense was due in part to an increase in the rate of interest charged on certain bank loans, as well as an increased in imputed interest costs, primarily for STJMC. The proceeds of the bank loans were used to acquire plant, property, and equipment and to purchase inventory associated with the start-up of operations at SQSS.

The Company reported $3,971,171 for fiscal 2007 as compared to $254,678 for fiscal 2006 in foreign currency gains in the recent current year, attributed primarily to the strengthening of the PRC RMB as compared to the US dollar.

Net losses for fiscal year ended May 31, 2007, and 2006 were $8,970,616 and $11,595,942, respectively. The decrease in net loss is due to an increase of operating profits at an operating level.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of May 31, 2007, the Company has negative working capital of $29,428,009 and shareholders’ equity of $12,426,697 compared with negative working capital of $29,396,325 and shareholders’ equity of $12,289,326.  These numbers were consistent year over year at a net level.

Liquidity

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  The operations of the Company as at May 31, 2007, are undertaken by the Subsidiaries, two Sino-Foreign Joint Venture Companies in which the Company holds a 51% interest, operating under the laws of the PRC.  There can be no assurance that the Company will be able to raise the required funds to fulfill its capital contribution commitments under the respective STJMC JV.  Should the Company be unable to provide the funds required according to a schedule as determined by the STJMC Board of Directors, the Company could potentially be subject to a diminished ownership percentage.

The Company has recently embarked on a new finance raising program.  The intent of the program is to arrange up to $50 million in equity for debt securities.  In this regard, the Company has engaged the services of a New York-based investment bank that specializes in placing securities for small/micro cap companies and has a successful track record assisting companies that have their primary operations in PRC.  As of the date of this report, the Company has raised a total of $6,895,165 and expects to raise a further $5,604,835 for a total funding of $12,500,000 by the end of September, 2007.  The Company will then be required to raise between $35,000,000 and $45,000,000 to meets its planned operations.  If we are able to complete such financing, the proceeds will complete the Company’s registered capital funding obligation under the STJMC JV and recapitalize both subsidiary joint ventures.  The registered capital funding will be used by STJMC to finance its operating needs.  None of the funding that is down-streamed to the Subsidiaries is intended to be used to acquire equity from the Sino Partner or otherwise be diverted from meeting the working capital and fixed asset needs of the Subsidiaries.  The Company’s investment bank has not agreed to underwrite this financing and there are no assurances at this time that the Company will be able to complete an equity financing for the total amount or any other amount.

Sources of Working Capital

During fiscal year ended May 31, 2007 the Company's primary sources of working capital have come from revenues generated from our Sino Foreign Joint Ventures, proceeds from shareholder loans, and the net proceeds from sales of common shares.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.      FINANCIAL STATEMENTS

TERRA NOSTRA RESOURCES CORP.

Consolidated Financial Statements

Years Ended May 31, 2007 and 2006

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance sheets as of May 31, 2007 and 2006	F-3 and F-4
Consolidated Statements of Operations for the Years Ended May 31, 2007 and 2006	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 31, 2007 and 2006	F-6
Consolidated Statements of Cash Flows for the Years Ended May 31, 2007 and 2006	F-7 and F-8
Notes to the Consolidated Financial Statements	F-9 to F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  and Stockholders

Terra Nostra Resources Corporation

  and Subsidiaries

Pasadena, CA

We have audited the accompanying consolidated balance sheets of Terra Nostra Resources Corporation and Subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended May 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP

Rochester, New York

September 12, 2007

TERRA NOSTRA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2007 AND 2006

	US$	US$
	May 31, 2007	May 31, 2006

Current Assets
Cash	26,828,106	19,348,547
Cash - Restricted	9,803,152	11,433,207
Notes Receivable	-	62,353
Accounts Receivable	453,669	7,862,083
Accounts Receivable - related party	735	-
Other Receivables, Net	5,041,313	7,136,603
Other Receivables - Related party	40,509,989	25,707,370
Short Term Investment	-	24,941
Inventory	24,337,857	25,505,079
Prepaid Expenses	1,357,254	3,537,389
Prepaid Expenses - Related party	84,135	1,452,259
Total Current Assets	108,416,210	102,069,831
Long-Term Assets
Investment	4,133,884	3,864,895
PP&E	64,719,791	46,081,421
Less Accumulated Depreciation	(8,087,684)	(4,710,997)
Construction Materials	1,821	40,623
Construction in Progress	5,630,124	17,192,511
Intangible Assets	13,023	-
Land Use Rights	5,061,473	5,025,487
Total Long-Term Assets	71,472,432	67,493,940
Other Assets
Deferred and Other Assets	58,757	357,711
Total Deferred and Other Assets	58,757	357,711

Total Assets	179,947,399	169,921,482

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	2,984,356	1,791,033
Accounts Payable - related party	61,516	74,467
Bank Loans, Short Term	48,963,480	50,406,545
Notes Payable, Other	19,998,431	20,638,998
Land Use Rights Payable	2,105,000	2,714,268
Construction Costs Payable	9,655,714	9,277,712
Construction Costs Payable - related party	1,843,181	711,535
Tax Payable	5,702,851	9,024,169
Other Liabilities	12,035,720	5,829,011
Other Liabilities - Related Party	33,850,660	30,998,418
Total Current Liabilities	137,200,909	131,466,156

Minority interest	29,679,483	26,166,000

TERRA NOSTRA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2007 AND 2006

	May 31, 2007	May 31, 2006
Shareholders' Equity
Common Stock - authorized 100,000,000 shares with a par value of $0.001 each; issued and outstanding - 52,762,332 shares as at May 31, 2007 and 49,156,448 as at May 31, 2006	52,762	49,156
Additional Paid in Capital	40,455,770	34,682,250
Accumulated Other Comprehensive Income	4,225,848	254,677
Retained Earnings	(31,667,373)	(22,696,757)
Total Shareholders' Equity	13,067,007	12,289,326
Total Liabilities and Shareholders' Equity	179,947,399	169,921,482

TERRA NOSTRA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

	For the Year Ended 2007	For the Year Ended 2006

Revenues	$ 284,852,994	$ 5,107,982
Cost of Sales	266,708,727	6,847,019

Gross Profit / (Loss)	18,144,267	(1,739,037)

Expenses:
Selling	287,288	55,486
General and Administrative - North America	9,008,163	7,275,557
General and Administrative - PRC	3,955,687	3,762,230
Depreciation and Amortization	3,126,775	700,922

Total Expenses	16,377,913	11,794,195

Operating Profit / (Loss)	1,766,354	(13,533,232)

Investment Income (Expense)	290,866	0
Interest (Expense)	(6,075,309)	(3,151,492)

Other Income / (Expense)
Other business income / (expenses) net	(883,443)	41,594
Non-operating income / (expenses) net	(43,848)	(27,121)

Income / (Loss) Before Income Tax	(4,945,380)	(16,670,251)

Provision for Income Tax	3,151,180	0

Income / (Loss) Before Minority Interest	(8,096,560)	(16,670,251)
Minority Interest	(874,056)	5,074,309

Net Income / (Loss)	$ (8,970,616)	$ (11,595,942)

Other Comprehensive Income:
Foreign Currency Translation Adjustment	3,971,171	254,678
Minority Interest's Share	(1,671,703)	0

Comprehensive Income / (Loss)	$ (6,671,148)	$ (11,341,264)

(Loss) Per Share - weighted average	$ (0.18)	$ (0.27)
(Loss) Per Share - fully diluted	$ (0.18)	$ (0.27)

Weighted Average Number of Shares	49,889,670	42,925,833
Fully Diluted Number of Shares	60,337,670	55,105,833

TERRA NOSTRA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

	Common Stock Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Minority Interest
Balance at May 31, 2005 (Restated)	40,146,448	40,146	13,640,818		(12,737,144)	943,820	12,955,730
Issuance of common stock for private placement	9,010,000	9,010	20,057,476			20,066,486
Net Income (Loss)					(11,595,942)	(11,595,942)	(5,074,309)
Issuance of management options			2,422,026			2,422,026
Warrants issued to investors and financial arrangers			97,040			97,040
Imputed Interest-TR holding company			19,755			19,755
Foreign currency translation adjustments				254,677		254,677	250,194
Elimination SQSS due to consolidation with STJMC			(1,554,865)		1,636,329	81,464	(8,131,615)
Capital Contribution by Minority Shareholder						0	26,166,000
Balance at May 31, 2006 (Restated)	49,156,448	49,156	34,682,250	254,677	(22,696,757)	12,289,326	26,166,000
Issuance of common stock	3,605,884	3,606	4,536,313			4,539,919
Net Income (Loss)					(8,970,616)	(8,970,616)	(874,056)
Issuance of management options (net)			1,232,271			1,232,271
Warrants issued to investors and financial arrangers			4,936			4,936
Foreign currency translation adjustments				3,971,171		3,971,171	1,671,703
Elimination SQSS due to consolidation with STJMC						0	1,589,779
Capital Contribution by Minority Shareholder						0	1,126,057
Balance at May 31, 2007	52,762,332	52,762	40,455,770	4,225,848	(31,667,373)	13,067,007	29,679,483

TERRA NOSTRA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

	US$	US$

	May 31, 2007	May 31, 2006

Net Income (Loss)	(8,970,616)	(11,595,942)

Adj. to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation & Amortization	3,126,775	1,447,583
Imputed Interest	2,531,765	3,151,492
Minority Interest	3,513,483	(5,074,309)
Issuance of Common Stock	4,444,855	-
Grant of Stock Option	1,232,271	2,519,066

Changes in Assets and Liabilities:
Accounts Receivable	7,408,414	(7,862,083)
Accounts Receivable - Related Party	(735)	-
Other Receivables	2,095,290	(2,225,974)
Other Receivables - Related Party	(14,802,619)	(2,128,083)
Notes Receivable	62,353	(62,353)
Inventory	1,167,222	(25,505,079)
Prepaid Expenses	2,394,062	(3,519,385)
Prepaid Expenses - Related Party	1,368,124	(1,452,259)
Accounts Payable	1,193,323	1,625,758
Accounts Payable - Related Party	(12,951)	-
Tax Payable	(3,321,318)	9,024,169
Other Liabilities	3,674,944	3,829,725
Other Liabilities - Related Party	2,852,242	(27,896,141)
Net Cash Flows from Operating Activities	9,956,884	(65,723,815)

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(18,638,370)	(42,721,244)
Construction Materials	38,802	16,433
Construction in Progress	11,562,387	41,687,900
Construction Costs Payable	378,001	6,240,919
Construction Costs Payable - Related Party	1,131,646
Short Term Investment	24,941	(24,941)
Land Use Right Payable	(609,268)	18,977
Investment in Intangible Assets	(13,023)	-
Deferred Assets	298,954	36,452
Investment	(268,989)	(3,864,895)
Net Cash Flows from Investing Activities	(6,094,919)	1,389,601

Cash Flows from Financing Activities:
Proceeds from Borrowings	(1,443,065)	39,846,653
Cash Pledged to Bank	1,630,055	(6,506,472)
Notes Payable	(640,567)	13,450,056
Addition of Minority Interest	-	18,284,578
Issuance of Common Stock	100,000	18,230,716
Net Cash Flows from Financing Activities	(353,577)	83,305,531

Net Increase (Decrease) in Cash	3,508,388	18,971,317

TERRA NOSTRA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

	May 31, 2007	May 31, 2006

Effect of Exchange Rates on Foreign Currency Transactions	3,971,171	254,678
Cash - Beginning of Period	19,348,547	122,552
Cash - End of Period	26,828,106	19,348,547

Supplemental Cash Flow Disclosures:
Interest Paid	3,566,288	2,029,634
Income Tax Paid	6,623,217	-

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Background

Terra Nostra Resources Corp., a company formed under the laws of the State of Nevada on February 7, 1994 (“Terra Nostra” or  the “Company” “us”, and/or “we” and other similar terms as used herein refer collectively to the Company together with its subsidiaries) undertook a reverse merger with RTO Investments Corp., which was consummated in April, 2005.

The Company through the process of the reverse merger acquired an interest in two Joint Venture companies in the Peoples Republic of China (“PRC”) from RTO Investments Corp. (“RTO”).  At the time of the reverse merger the Company and RTO were unrelated parties.  The Company had limited operations due to the ongoing divestiture of certain of its assets.  RTO was a holding company formed for the purposes of acquiring and financing the Joint Venture companies in the PRC.  RTO held a joint venture agreement, (the “RTO Joint Venture Agreement”) to bring in the copper assets and the stainless steel assets. RTO assigned its rights in the joint venture agreement to the Company in exchange for the issuance of thirty-five million (35,000,000) shares of the common stock of the Company.

The transaction is reflected in our financial statements under long term investments, valued at $35,000 which is the 35,000,000 shares issued based on the par value of our common shares, $0.001 par value.

Terra Nostra Resources Corp., a company formed under the laws of the State of Nevada on February 7, 1994 (“Terra Nostra” or  the “Company” “us”, and/or “we” and other similar terms as used herein refer collectively to the Company together with its subsidiaries) undertook a reverse merger with RTO Investments Corp., which was consummated in April, 2005.

The Company through the process of the reverse merger acquired an interest in two Joint Venture companies in the Peoples Republic of China (“PRC”) from RTO Investments Corp. (“RTO”).  RTO held the rights to enter into two joint ventures, one in copper and one in the stainless steel industries.  RTO assigned its rights in the two Sino foreign joint ventures to the Company in exchange for the issuance of thirty-five million (35,000,000) shares of the common stock of the Company.

In 1994, Shandong Jinpeng Copper Co. Ltd. (“SJCC”) was founded as a wholly Sino private company. SJCC was owned by Ke Zhang, an individual of the PRC (“Sino Partner”) and was used to acquire an existing copper processing operation, having associated assets and land use rights, from a local government agency.

On December 23, 2002, Shandong Quanxin Stainless Steel Co. Ltd. (“SQSS”) was formed through a foreign Sino joint venture agreement between SJCC and Hong Kong Hanbang Investment (“HKHI”).  Pursuant to the agreement, each party held 50% of the joint venture, which had collective obligations from each party to contribute equally for total registered capital of $26,600,000.

In order to implement the terms of the RTO Joint Venture Agreement, on January 2, 2005, at the direction of RTO and Ke Zhang, the December 23, 2002, agreement between SJCC and HKHI was amended and restated (the “SQSS JV”).  Under the SQSS JV, the Company was substituted for HKHI as the foreign partner of the Sino Joint Venture and the ownership ratio was changed to 51% and 49% for the foreign and Sino partners, respectively.  Under the SQSS JV, the Company had a total capital contribution commitment of $13,566,000.

Under the laws of the PRC on “Joint Ventures Using Chinese and Foreign Investment”, SJCC agreed to contribute certain fixed assets utilized in the production of stainless steel, including equipment, buildings, production lines, property rights and other fixed assets to the joint venture company in exchange for its 49% ownership.  Pursuant to the SQSS JV, the effectiveness of the agreement was subject to the fulfillment of certain conditions precedent, including but not limited to, satisfactory due

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont’d)

diligence by the Company.  Both parties have fulfilled their registered capital obligations under the SQSS joint venture agreement.

In order to implement the terms of the RTO Joint Venture Agreement, on January 10, 2005, at the direction of RTO and Ke Zhang, Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd (“STJMC”) was formed under a Sino-Foreign Joint Venture Contract (“STJMC JV”) by converting the corporate structure of SJCC from a private PRC company to a Sino-Foreign joint venture company.  The Company, with a total capital contribution commitment of $27,234,000, became a 51% foreign owner and Sino Partner became a 49% owner.  Sino Partner agreed to contribute certain fixed assets, property rights, and other assets in return for its 49% ownership in the STJMC.  Pursuant to the STJMC JV agreement, the effectiveness of the agreement was subject to the fulfillment of certain conditions precedent, including but not limited to, satisfactory due diligence by the Company.

On January 20, 2005, the Company changed its name from Terra Nostra Technology Ltd. to Terra Nostra Resources Corp.

On August 17, 2005, Terra Nostra reported that all requirements had been fulfilled under the SQSS JV and STJMC JV, leading to the completion of the acquisition of 51% of two Sino-Foreign Joint Venture Companies (together the “Joint Ventures”).  As a result of the transactions, Terra Nostra changed its fiscal year end to May 31.

With respect to STJMC, on October 7, 2005, the parties to STJMC entered into an Amended and Restated Joint Venture Contract, whereby the combination of fixed assets contributed by Sino Partner was modified to lessen the tax impact of the transaction on Sino Partner.

In further respect to STJMC, on December 16, 2005, the parties to STJMC entered into a Second Amended and Restated Joint Venture Contract to reflect the intent of the parties to substitute other assets of the Sino Partner pursuant to the October 7, 2005 agreement and to clarify certain elements of the Amended and Restated Joint Venture Contract.  Certain assets (the “Existing Assets”) contributed by Sino Partner to STJMC prior to December 16, 2005 remained as previously disclosed.  These Existing Assets included land use rights, equipment, property, among other assets located in Shandong Province, PRC, having operational production capacity of approximately 30,000 metric tons (“MT”) of copper and additional production capacity of related products.  In addition, the Existing Assets include a new 80,000 MT facility that has been constructed but is not yet operational, as discussed below.

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

STJMC is planning to phase in approximately 140,000 MT of production capacity that has been newly constructed by Sino Partner.  There are two parts to this production capacity: the New Assets, which are located in Dongying, Shandong Province, having production capacity of approximately 60,000 MT; and, a new 80,000 MT capacity facility that is among the Existing Assets, but due to

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont’d)

additional construction requirements the 80,000 MT facility is not yet operational.  These facilities are intended to be contributed to STJMC by Sino Partner as a component of the obligation under the STJMC JV, as amended.  Although the construction of the plants is completed, Sino Partner has not yet conveyed the respective assets to STJMC as contemplated under the STJMC JV, as revised and restated.  The effective dates for conveying the assets under the STJMC JV is a function of the parties completing additional legal, accounting, and governmental obligations, which have commenced.  Once these two plants are fully operational and legally established within STJMC, STJMC will have 170,000 MT of production capacity of electrolytic copper output.

The required capital contribution by Terra Nostra to STJMC is unchanged at $27,234,000.  As of May 31, 2007 fiscal year end, Terra Nostra has contributed $2,200,000 towards this obligation.  Terra Nostra holds a 51% shareholding in STJMC and has treated the transaction, for accounting purposes, as an acquisition.  Moreover, under the terms of the Second Amended and Restated Joint Venture Contract, Sino Partner’s capital obligation to STJMC remains as $26,166,000 for a 49% shareholding in STJMC, and is expected to be satisfied through contributions of assets.

Terra Nostra and Sino Partner have closed the Second Amended and Restated Joint Venture Contract which took full force and effect on May 31, 2006.

STJMC is a producer, seller, and distributor of electrolytic copper, value-added copper products, and precious metals with production locations in Changshan Town and Dongying City, Shandong Province, PRC. The company currently sells approximately 16,000 MT per annum of electrolytic copper, 6,000 MT per annum of low-oxygen rod, and 6,000 MT per annum of no-oxygen rod. The amount of gold and silver sold various widely from year to year based on the mix of scrap and ore used in the production process and precious mineral content of the raw materials. Sales of precious metals make up approximately 1% of total sales.

SQSS is an integrated stainless steel plant, operating out of Zibo City, Shandong Province, PRC and employs three electric-arc furnaces and two AOD refining furnaces in its casting mill that was built with an initial design capacity of 180,000 MT. SQSS has completed the process of retrofitting the casting mill to expand its design capacity to up to 230,000 MT. The downstream strip rolling mill has been phased in during the fiscal year and has a design capacity of 150,000 MT per annum. The Company also has advanced plans to develop a 30,000 MT capacity welded tube line and a 60,000 MT capacity rod line, both of which are under evaluation by management. Terra Nostra owns 51% of SQSS under the SQSS JV. Terra Nostra has fulfilled its registered capital funding obligation of US$13,566,000 with the final installment contributed in May, 2006, securing a certificate of completion from the requisite PRC regulatory bodies.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

NOTE 2. BASIS OF PRESENTATION

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

Since the acquisition of STJMC was effective May 31, 2006, the balance sheet of STJMC as at that date was included in the consolidated financial statements and the Statement of Shareholders’ Equity for the Year Ended May 31, 2006.  Furthermore, the statement of operation accounts of STJMC were not included in the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows for the year ended May 31, 2006.  For the fiscal year ended May 31, 2006, STJMC had gross revenue of US$101,658,347.  The net earnings were US$9,385,557 and the weighted average earnings per share were US$0.22.  Please refer to the 8K/A filed with the SEC on December 7, 2006 for complete information.

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

B. Accounts Receivable

In order to determine the fair value of accounts receivable, a provision is recorded for doubtful accounts to cover estimated credit losses.  Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collect-ability of outstanding accounts receivable.  The policy is to evaluate the credit risk of its customers utilizing historical data and estimates of future performance.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

NOTE 2.  BASIS OF PRESENTATION   (Cont’d)

Accounts receivable balances of the Company and its Subsidiaries were US$453,669 as at May 31, 2007.

The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from estimates.  These estimate are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred.  All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collection of the principal is unlikely.  Recoveries are credited to the allowance at the time of recovery.

C. Other Receivables

The majority of this item reflects cash advances against which there are neither formal agreements nor contractual rates of interest.  The Company accrues imputed interest at the rate of 5.85% p.a.(previous years at 4.5% p.a.).  These amounts will be reduced as advances are repaid, services are rendered, or supplies/equipment conveyed.  In order to determine the fair value of other receivables, a provision for doubtful accounts is booked to cover estimated credit losses.  Management will review and adjust this allowance periodically based on historical experience and its evaluation of the collectability of outstanding other receivables.

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

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

NOTE 2.  BASIS OF PRESENTATION   (Cont’d)

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

I.    Deferred Assets

Deferred assets are payments that will be assigned as expenses in a later period, but that are paid in advance and temporarily set up as assets on the balance sheet.  Deferred assets were US$58,757 as at May 31, 2007 and US$357,711 as at May 31, 2006.

J.   Classification of Shipping and Handling Costs

Shipping costs are reflected on our income statement under selling expenses.  These costs relate to those costs incurred by the Company for third party shipping to our customers.  The majority of our customers purchase their products FOB our facilities, therefore our costs are not significant.  For those other customers where the Company provides shipping and handling we absorb these costs under selling expenses.

K.    Related Parties

Parties are considered to be “related” if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial or operational decisions.  Parties are also considered to be “related” if they are subject to common control or common significant influence.  Related parties may be individuals or corporate entities.

L. Impairment of Long-Term Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", an impairment loss is recorded against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable.  This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets.  If impairment is deemed to exist, the assets will be written down to fair value.  Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted.  As of May 31, 2007, and May 31, 2006, management expects the Company’s long-term assets to be fully recoverable.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

NOTE 2.  BASIS OF PRESENTATION   (Cont’d)

M. Foreign currency translation

The Company maintains its books and accounting records at the subsidiary level in the functional currency of PRC, the Renminbi ("RMB").  Translation of amounts from RMB to United States dollars ("US$") has been made at the following exchange rates for the respective years:

May 31, 2007:

         Balance Sheet -           RMB 7.6506 to US$1

May 31, 2006:

         Balance Sheet -           RMB 8.0188 to US$1

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

The RMB is not readily convertible into United States dollars or other foreign currencies.  No representation is made that the RMB amounts could have been or could be converted into United States dollars or any other currency at any particular rate.  The foreign exchange rate between the United States dollar and the RMB had been stable at approximately 1 RMB to US$ 0.1205 for several years, until July 21, 2005, when the People's Bank of China (“PBOC”) announced two changes in the RMB exchange rate regime, both effective on that date.  First, the central parity rate against the U.S. dollar was changed to RMB 8.11=US$1 (i.e., an immediate 2% revaluation from the previous rate of around RMB 8.278=US$1), and going forward, the RMB has followed a basket of currencies (including the U.S. dollar, the euro, the yen and other major currencies) rather than exclusively the U.S. dollar. The PBOC also references a band system, whereby the RMB can appreciate or depreciate by up to 0.3% against the previous day's closing US$ price.  This change is reflected in the May 31, 2007 financial statements.

N.   Use of Estimates

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

O.   Revenue Recognition / Returns

The Subsidiaries recognize revenue when the significant risks and rewards of ownership have transferred pursuant to the law of PRC, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured.  The Subsidiaries generally recognize product sales when the product is shipped.  In the event goods are returned from a customer, revenue is reduced, and the returned goods are placed back into inventory during the period that the returned goods are received.  Returns on products sold are minimal as Subsidiaries sell basic metals and commodities and the Subsidiaries follow rigorous internal quality control systems and procedures.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

NOTE 2.  BASIS OF PRESENTATION   (Cont’d)

P.  Employees’ Benefits and Pension Obligations

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

Q. Comprehensive Income / (Loss)

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

R.  Income Taxes

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

For operations in PRC, under the laws promulgated to Sino-Foreign joint ventures, the Subsidiaries are entitled to certain benefits. In summary, the joint venture companies are entitled to a two year tax holiday beginning with the first year of profitable operations. Moreover, the joint ventures will be obligated to pay income taxes at only half of the statutory rate in effect over the subsequent three years. In total, the joint ventures will enjoy special tax benefits over a five year period, beginning in the first year of profitable operations

S. Concentration of Credit Risk

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

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

NOTE 2.  BASIS OF PRESENTATION   (Cont’d)

periodically based on historical experience and its evaluation of the collect-ability of outstanding other receivables.

T.  Research and Development Costs

Research and development costs are charged to operations when incurred, and are included in operating expenses.  No amounts for research and development costs were incurred in the periods up to and including May 31, 2007.

U.  Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93.7 “Reporting on Advertising Costs” and EITF 09-09.  As such, the Company expenses the cost of advertising in the period in which the advertising space or airtime is used.  Advertising costs were incurred at SQSS in years ending May 31, 2007 and 2006, as follows:

	May 31, 2007	May 31, 2006
Advertising	85,017	92,151

V. New Accounting Pronouncements

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

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

NOTE 2.  BASIS OF PRESENTATION   (Cont’d)

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

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

4. OTHER RECEIVABLES

(a)

The Company and its Subsidiaries’ Other Receivables at May 31, 2007 and 2006, are summarized as follows:

	May 31 2007	May 31 2006

Other Receivables	7,334,204	7,884,020
Other Receivables - Related Party	40,509,989	25,707,370
Less: Allowance for doubtful accounts	(2,292,891)	(747,417)

Other Receivables, Net	45,551,302	32,843,973

Allowance for doubtful accounts was US$2,292,891 as at May 31, 2007, and US$747,417 as at May 31, 2006.

Although lending between companies, including related parties is a common occurrence in the PRC, the practice is technically contrary to regulations, which provide that only lending institutions are permitted to extend loans to companies.

(ii)

Other Receivables of STJMC

11% shareholding of Lian Da in An Lian Highway Company has been frozen by the court to the favour of STJMC, Zouping Jinwang and Zouping Regenerated Resources. Up to present Lian Da owes STJMC RMB22,328,288, Zouping Jinwang RMB20,000,000 and Zouping Regenerated RMB20,000,000.

The Company estimates the value for the above 11% shareholding at present is more than RMB70,000,000. For the audit of STJMC's fiscal year ended May 31, 2007, the company made a provision of RMB 11,164,144 (equivalent to $299,700) as a bad debt provision on the Lian Da debt.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

5. INVENTORIES

	May 31 2007	May 31 2006

Raw Materials	6,496,808	9,482,043
Work in Progress	11,694,447	12,297,856
Finished Goods	6,089,598	2,327,356
Consignment Inventory	0	1,321,920
Sundry	57,004	75,904
Total Inventories	24,337,857	25,505,079

Inventories as at May 31, 2007 and 2006 were primarily comprised of raw materials such as scrap stainless steel and copper, ore, and alloys.  The provisions for inventory for year ending May 31, 2007 are US$213,459 for finished goods.  The provisions for inventory for year ending May 31, 2006 are US$919,420 for finished goods and US$182,845 for consignment inventory being a total of US$1,102,265.

6. PREPAID EXPENSES

	May 31 2007	May 31 2006
Prepaid Expenses	1,357,254	3,537,389
Prepaid Expenses – Related Party	84,135	1,452,259
Total Prepaid Expenses	1,441,389	,179 4,989,648

The prepaid expenses were primarily comprised of deposits and advances to third party suppliers and related party suppliers (refer to Note 13, herein, RELATED PARTY TRANSACTIONS).

7.  INVESTMENT IN BIOINTEGRA

On March 31, 2005, the Company acquired 250,000 preferred shares of Biointegra, Inc., a private company incorporated under the laws of the Province of Quebec, Canada pursuant to a disposition agreement between the Company, Biointegra Inc. and Quattro Investments Ltd.   The Company booked the value of the preferred shares received from Biointegra, Inc. received under the disposition agreement  at $250,000 which was the value of the Note Receivable which the Company transferred to Biointegra, Inc.  The Company did not use any further basis to determine the value of the shares.   On April 2, 2007, the Company received notification from the Board of Directors of Biointegra, Inc. that it had ceased all operations and that the liabilities of Biointegra, Inc. exceeded their assets, Biointegra Inc. further advised that they would be winding up the Company.  A search of the corporate filings for Biointegra, Inc. shows that they are delinquent with their filings.  We have therefore written off the investment in the year ended May 31, 2007.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

8.  PROPERTY, PLANT, AND EQUIPMENT

	May 31, 2007	May 31, 2006
Building	25,158,571	16,784,936
Machinery	38,222,835	28,106,271
Vehicles	1,024,289	917,273
Office Equipment	314,096	272,941
Land Use Rights (net of amortization)	5,061,473	5,025,487
Construction Materials	1,821	40,623
Construction in Progress	5,630,124	17,192,511

Cost	75,413,209	68,340,042

Less: Accumulated Depreciation
Building	1,736,290	911,566
Machinery	5,797,790	3,504,135
Vehicles	412,513	217,180
Office Equipment	141,091	78,116

Accumulated Depreciation	8,087,684	4,710,997

Net Book Value
Building	23,422,281	15,873,370
Machinery	32,425,045	24,602,136
Vehicles	611,776	700,093
Office Equipment	173,005	194,825
Land Use Rights	5,061,473	5,025,487
Construction Materials	1,821	40,623
Construction in Progress	5,630,124	17,192,511
Long-Term Assets - Net	67,352,525	63,629,045

Total depreciation expense for the years ended May 31, 2007, and 2006 was US$3,376,687 and US$1,432,795, respectively.

On STJMC, included in the value of the building fixed asset was an idle building for electromagnetic wire production. The construction of the electromagnetic wire building shell was completed in May 2003 at a cost of US$465,632. Subsequent to that, due to a decline in the market for the product and a desire by the company to allocate capital towards electrolytic production, the purchase of equipment for the production line was suspended. The company may consider completing the purchase and installation of the production line should the market for this product warrant the investment. The building is being amortized over 40 years since May 1, 2003. As at May 31, 2007, the accumulated amortization was US$43,196 and an impairment provision of US$57,437 has been made in the event the building is converted to another use in the future.

No interest has been capitalized for the fiscal years ended May 31, 2007 and 2006.

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

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

1.

PROPERTY, PLANT, AND EQUIPMENT (Cont’d)

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

Land use rights are amortized using the straight-line method over a 50 year period.  The land use rights and accumulated depreciation are summarized for the four balance sheet dates, as follows:

	May 31, '07	May 31, '06

Land Use Rights	5,241,179	5,241,179

Less: Accumulated Amortization	179,706	215,692

Land Use Rights - Net	5,061,473	5,025,487

In the event that an extension on land rights cannot be negotiated between the parties, the residual value would be zero.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

9. BANK INDEBTEDNESS AND NOTES PAYABLE

Bank Loans & Short Term Loans

(US$)		Annual	Amount at	Amount at
Bank	Period	Int. Rate	May 31, 2007	May 31, 2006
Huaxia Bank	Dec 20, 2006 – Nov 20, 2007	6.12%	5,881,892
Agricultural Bank	Jul 31, 2006 – Jul 31, 2007	9.36%	313,701
Agricultural Bank	Aug 30, 2006 – Aug 30, 2007	9.792%	326,772
Agricultural Bank	Nov 17, 2006 – Nov 17, 2007	9.792%	196,062
CITIC Bank	Oct 16, 2006 – Oct 15, 2007	6.732%	1,307,087
CITIC Bank	Oct. 31, 2006 – Oct. 20, 2007	6.732%	1,307,087
CITIC Bank	Nov. 29, 2006 – Aug 9, 2007	6.732%	1,307,087
CITIC Bank	Nov. 30, 2006 – Aug 9, 2007	6.732%	1,071,811
Zibo Commercial	Aug 3, 2006 – Aug 11, 2007	9.95%	2,614,174
Zibo Commercial	Sep 30, 2006 – Jul 3, 2007	6.12%	16,992,131
Zibo Commercial	Sep 30, 2006 – Aug 19, 2007	6.12%	6,535,435
Zibo Commercial	Apr 3, 2007 – Apr.1, 2008	10.86%	3,267,718
Merchants Bank	Sep 18, 2006 – Mar 18, 2007	6.138%	1,307,087
Heng Feng Bank	Apr. 6, 2007 – Apr. 1, 2008	7.03%	6,535,436
Huaxia Bank	Dec 1, 2005 – Dec 1, 2006	5.58%		5,611,812
Agricultural Bank	Jul 31, 2005 – Jul 31, 2006	8.928%		299,297
Agricultural Bank	Aug 29, 2005 – Aug 29, 2006	8.928%		311,767
Agricultural Bank	Nov 18, 2005 – Nov 18, 2006	8.928%		187,060
CITIC Bank	Jan 16, 2006 – Jul 13, 2006	4.698%		399,063
CITIC Bank	Jan 18, 2006 – Jul 17, 2006	4.698%		1,197,187
CITIC Bank	Feb 23, 2006 – Oct 15, 2006	6.696%		1,247,069
CITIC Bank	Oct. 8, 2005 – Jul. 15, 2006	6.138%		1,247,069
CITIC Bank	Oct. 20, 2005 – Jun. 19, 2006	6.138%		1,247,069
CITIC Bank	Apr. 5, 2006 – Nov. 4, 2006	6.138%		1,247,069
CITIC Bank	Apr. 13, 2006 – Oct. 20, 2006	6.138%		1,247,069
CITIC Bank	Apr. 20, 2006 – Nov. 14, 2006	6.138%		1,247,069
Zibo Commercial	Aug. 5, 2005 – Jul. 24, 2006	8.37%		2,494,139
Zibo Commercial	Sep. 30, 2005 – Sep. 5, 2006	5.58%		22,447,249
Zibo Commercial	Jan. 17, 2006 – Jan. 9, 2007	8.37%		3,741,209
Heng Feng Bank	Apr. 5, 2006 – Apr. 5, 2007	6.138%		6,235,348
Total Bank Loans Outstanding			48,963,480	50,406,545

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

9. BANK INDEBTEDNESS AND NOTES PAYABLE (Cont’d)

As of May 31, 2007 and 2006, the Subsidiaries had several outstanding bank loans and short-term loans, which were used primarily to fund working capital and operating expenses.  The loans, which had cumulative balances of US$48,963,480 as at May 31 2007 and US$50,406,545 as at May 31, 2006, carried interest rates ranging from 4.698% per annum to 10.86% per annum, for the year ended May 31, 2007 and interest rates ranging from 5.22% per annum to 8.928% per annum for the year ended May 31, 2007.

As at May 31, 2007, the total loans for US$8,025,514 to STJMC were guaranteed by related parties and third parties, none of whom received compensation for acting as guarantors.

As at May 31, 2006, the three loans from CITIC Bank to SQSS amounting to US$3,685,985 were guaranteed by pledge of SQSS’ steel refining equipment to a limit of RMB 50,000,000; the other loans to SQSS were guaranteed by related and third parties. No related parties are receiving compensation for acting as guarantors.

Notes Payable, Other

(US$)		Amount at	Amount at
Bank	Period	May 31, 2007	May 31, 2006
Zibo Commercial	Mar 28, 2007 – Sep 5, 2007	3,267,718
Zibo Commercial	Apr 5, 2007 – Oct 5, 2007	1,699,213
CITIC Bank	Apr 28, 2007 – Oct 28, 2007	5,228,348
Merchants Bank	Mar 15, 2007 – Sep 15, 2007	1,307,087
Minsheng Bank	Apr 3, 2007 – Oct 3, 2007	3,921,260
Minsheng Bank	Apr 4, 2007 – Oct 4, 2007	2,614,174
Zibo Commercial	Apr10, 2007 – Oct 10, 2007	1,960,631
Huaxia Bank	Dec 9, 2005 – Jun 9, 2006		4,489,450
Minsheng Bank	Dec 30, 2005 – Jun 30, 2006		249,414
CITIC Bank	Feb 24, 2006 – Aug 24, 2006		1,247,069
CITIC Bank	Mar. 9, 2006 – Sep. 9, 2006		7,482,416
Zibo Commercial	Dec. 9, 2005 – Jun. 7, 2006		2,805,907
Zibo Commercial	Apr. 19, 2006 – Oct. 11, 2006		1,870,604
Bank of Communication	Mar. 24, 2006 – Sep. 24, 2006		1,247,069
Heng Feng Bank	Mar. 30, 2006 – Sep. 30, 2006		1,247,069
Total Notes Payable, Other		19,998,431	20,638,998

As of May 31, 2007 and 2006, the Subsidiaries had several outstanding notes payable.  The notes, which had a cumulative balance of US$19,998,431 and US$20,638,998 for each respective year, bear no interest, and all had maturity dates ranging of about 6 months.  The notes owed by SQSS and STJMC were used primarily by related parties whose obligations are booked in Other Receivables – Related Parties.  These notes can generally be exchanged at a discount for cash with financial institutions.  Most of the notes were partially secured by the Cash – Restricted.  No related party is receiving compensation for the provision of such notes.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

9. BANK INDEBTEDNESS AND NOTES PAYABLE (Cont’d)

Although lending between companies, especially related parties is a common occurrence in PRC, the practice is technically contrary to regulations, which provide that only lending institutions are permitted to extend loans to companies.

10.  OTHER LIABILITIES

Other liabilities, for the most part, comprise temporary funding advances from business enterprises, credit unions, and trust companies.  The advances are made as an accommodation to the Subsidiaries and are made on the basis of personal and professional relationships with Sino Partner or an affiliated company he influences.  The advancing entities do not charge fees or interest and the advances are not secured by collateral or guarantees.  Notwithstanding, the Company books an imputed interest expense that is equal to a prorated annual interest rate of 5.85%  (4.5%  for previous years) multiplied by the average outstanding balance in any respective accounting period.

11.   RESERVES

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

12.   SIGNIFICANT CONCENTRATION

The Subsidiaries grant credit to their customers, generally on an open account basis.  Both Subsidiaries grant credit to their customers, generally on an open account basis.  SQSS’s five largest customers accounted for 21.8% of sales in fiscal year ended May 31, 2007.  None of SQSS’s customers represented more than 10% of sales for the year.  STJMC’s five largest customers accounted for 21.8% of its sales in fiscal year ended May 31, 2007.  One of STJMC’s customers represented more than 10% of sales for the year.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

13.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.  We are not authorized to issue any series or shares of preferred stock.  Each record holder of common stock is entitled to one vote for each share held in all matters properly submitted to the stockholders for their vote.  Cumulative voting is not permitted by the bylaws of the Company.

Holders of outstanding shares of common stock are entitled to such dividends as may be declared from time to time by the board of directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to preferred stockholders, if any, who are given preferred rights upon liquidation.  Holders of outstanding shares of common stock have no preemptive, conversion, or redemptive rights.  To the extent that additional shares of the Company’s common stock are issued, the relative interest of the then existing shareholders will be diluted.

14.  WARRANTS

The Company had outstanding warrants to purchase 7,898,000 and 9,528,000 shares of its common stock at May 31, 2007 and 2006, respectively, at prices ranging from $2.50 to $5.00 per share.

The following schedule shows the warrants outstanding and changes made during the years ending May 31, 2007 and 2006:

	Number	Weighted Average Exercise Price

Warrants outstanding May 31, 2005	492,846	4.87

Changes during the fiscal year ending May 31 2006:
Issued	9,538,000	4.08
Expired	(502,846)	4.87

Warrants outstanding May 31, 2006	9,528,000	$4.08

Changes during the fiscal year ended May 31, 2007:
Issued	50,000	3.00
Expired	(1,680,000)	$4.07

Warrants outstanding May 31, 2007	7,898,000	3.96

Warrants outstanding at May 31, 2007 expire as follows:

Year	Number of shares
FYE May 31, 2008	7,848,000
FYE May 31, 2009	50,000

Where appropriate an allocation has been made in the consolidated statements of stockholders’ equity between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

15.  STOCK BASED COMPENSATION

Issuance of stock options

During the year ended May 31, 2007, the Company adopted the 2007 stock option and stock award plan allowing for a total of 9,000,000 common shares to be granted to directors, officers, employees and consultants (the “Plan”) effective January 15, 2007.   Our shareholders ratified the Plan at our annual general meeting held February 20, 2007. Characteristics of the options, including vesting, execution price, and expiration, are determined by the Plan Administrators who are appointed by the Board of Directors. Our Current Plan Administrators are Don C Nicholson, Crystal Poe and as an alternative Donald Burrell.

During fiscal 2006, a total of 1,802,000 options which had been granted under the Company’s 2005 stock option plan extinguished unexercised.  Under the terms of the 2005 stock option and stock award plan the Company was required to obtain shareholder approval for the plan within twelve months from the date of establishment of the plan, which was May 13, 2005.  The Company did not hold an annual general meeting or any shareholder meetings in fiscal 2005 or 2006 and therefore the shareholders did not have an opportunity to vote on the 2005 stock option and stock award plan.  Therefore any options granted under the 2005 plan expired due to the fact they did not receive shareholder approval.

Under the 2007 Plan 9,000,000 common shares may be issued to employees, officers, directors and/or consultants, subject to the determination of the administrators.  On April 20, 2007 the Administrators granted a total 2,550,000 options under the Plan to certain directors and set the exercise price for the stock options granted under at $2.75 per share, which price represents 100% of the closing price of the Company's shares on that date.

The following is a table of outstanding options and changes during the fiscal year ending May 31, 2007.  All options are immediately vested.

	Employee Options	Non-employee Options	Weighted Average Exercise Price
Options outstanding, May 31 2006	-	2,652,000	2.48
Options granted:
Employees	-	-	-
Non-employees	-	2,550,000	2.75
Options exercised	-	-	-
Options canceled	-	-	-
Options expired	-	2,652,000	2.48
Options Outstanding, May 31, 2007	-	2,550,000	2.75

Options granted consist of:

Year and Exercise price relative to fair value of underlying stock	Weighted average fair value at grant date	Weighted average exercise price
Year ending May 31, 2006:
Exercise price exceeds fair value:	0.38	2.48
Year ending May 31, 2007:
Exercise price exceeds fair value:	0.48	2.75

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

15.  STOCK BASED COMPENSATION (Cont’d)

If not previously exercised or canceled, options outstanding at May 31, 2007 will expire as follows:

	Range of Exercise Prices		Weighted Average Exercise
	High	Low	Shares	Price
Year Ending May 31, 2008	-	-	-	-
Year Ending May 31, 2009	-	-	-	-
Year Ending May 31, 2010	2.75	2.75	2,550,000	2.75
2,550,000

 The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

	Years Ended May 31
	2007	2006
Expected Volatility:	25.05	42.01
Risk-free interest rate:	4.36%	4.52%
Expected Dividends:	0	0
Expected Term in Years:	3	1

The fair value of 2,550,000 options granted during the year ended May 31, 2007 totals $1,232,270 which amount has been expensed and recorded in the Company's Statement of Shareholder's Equity.

16.   DIVIDENDS

There have been no dividend distributions by the joint venture companies to date. Each joint venture company may independently issue dividends when profitability is achieved over the course of a prior calendar year, and all capital contributions by the respective joint venture partners have been completed and registered.  Such dividend distributions require that all outstanding governmental and tax obligations of the joint venture company be current in status, and approval of the joint venture board of directors be obtained.

During the last two fiscal years, no cash dividends have been declared on the Company's stock. The Company currently intends to review its dividend policy as circumstances warrant, as a function of net operating profits of the Company.  At present, the Company is solely reliant upon dividend distributions by its subsidiary operations as a source of operating income.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

17.  NON CASH INVESTING AND FINANCING TRANSACTIONS

On September 30, 2006, 50,000 shares were sold to a private investor for total proceeds of $100,000, for a price of $2.00 per share, accompanied by a total of 50,000 share purchase warrants entitling the holder to acquire an additional common share for a period of 2 years, for a weighted average cost of $3.50 per share.

On March 1, 2007, we issued a total of 2,000,000 common shares to a director and officer of the Company under our 2007 stock option and stock award plan at a deemed price of $1.25 per share as compensation for his position as Chairman of the Boards of Directors of our two Sino Foreign Joint Venture companies.

We negotiated the settlement of various debts with a number of our creditors during the fourth quarter of fiscal 2007.

 On April 1, 2007, we issued a total of 1,513,000 common shares as payment as follows:

b)

1,500,000 common shares to three independent companies, pursuant to three year consulting contracts for consulting services to be provided to the Company regarding its operations in China.  The issuance is reflected on the Company’s financial statements at a deemed price of $1.25 per share.

c)

13,000 common shares to a company which provided investor relations services to the Company.  The issuance is  reflected on the Company’s financial statements at a deemed price of $1.25 per share.

On May 25, 2007 we issued a total of 42,884 common shares to three creditors of the Company, at a deemed price of $1.25 per share, in settlement of a total of $53,605 of debt on the balance sheet of the Company.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

18.   RELATED PARTY TRANSACTIONS

Related party transactions comprise funding transactions between companies that are associated through common Sino ownership.  The related party transactions are summarized in the schedules below:

Summary of balances of related party transactions (US$)

Other Receivables - Related Party	May 31, 2007	May 31, 2006

Shandong Jinwang	6,143	6,213,321
Shandong Jinwang	292,786	-
Zouping Regenerated Resources	18,435,568	8,032,868
Zhang Ke	6,995,211	8,061,609
Zibo Jinpeng	296,186	2,202,449
Zibo Jinpeng	-	419,149
Zouping Jinwang	534,027	325,733
Shandong Jiatai	346,166	149,912
Zibo Mingtai	12,213,085	-
Zouping Huatong	295,402	199,303
Shengming Copper	-	48,037
Dongying Shengli Zhongya	54,432	-
Dongying Shengli	901,591	47,451
Zouping Jinyuan	131,491	-
Zouping Jinyuan	7,901	7,538
Total Other Receivables - Related Party	40,509,989	25,707,370

Other Liabilities - Related Party
Ke Zhang	27,193,699	21,754,960
Zouping Jinwang	-	5,438,739
Shandong Jinpeng	-	-
Shandong Jinwang	-	1,286,815
Shandong Jitai	86,921	-
Dongying Shengli	-	1,012,558
Zibo Mingtai Regenerated	-	760,907
Zibo Mingtai	-	322,546
Zouping Jinwang	-	127,516
Dongying Fangyuan Copper	185,686	121,382
Zouping Huatong	70,822	-
Sun Liu James Po	918,334	95,782
Shengming Copper Beijing	15,685	-
Zouping Jinyuan	5,379,513	-
Zouping Regenerated Resources	-	77,213
Total Other Liabilities - Related Party	33,850,660	30,998,418

Account Receivables – Related party
Dongying Fangyuan Copper	735	-

Prepaid Expenses - Related Party
Zouping Reg. Purchase & Sale	-	1,247,069
Zouping Regenerated Resources	-	162,119
Zouping Jinwang	16,770	-
Zouping Reg. YX	67,365	43,071
Total Prepaid - Related Party	84,135	1,452,259

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

18.   RELATED PARTY TRANSACTIONS (Cont’d)

	May 31, 2007	May 31, 2006
Accounts Payable - related party
Zouping Regenerated Resources	61,516	74,467

Construction Costs Payable
Zouping Jinwang	49,775	-
Chang Shan Stainless	158,529	-
Zouping Purchase and Sale	244,745	-
Shangong jinpeng	-	-
Zibo Mingtai	1,390,132	711,535
	1,843,181	711,535
Related Party Transactions – Net Position, Asset / (Liability)		(4,624,791)

The related party transactions are, for the most part, temporary funding advances, which bear no contractual interest rate.  A majority of Other Receivables – Related Parties correspond to bank notes issued where proceeds were drawn by related parties.  The Subsidiaries impute an interest rate of 5.85% p.a. (4.5% p.a. for previous years) against the Other Receivables – Related Parties and Other Liabilities – Related Parties.

The liabilities to Mr. Zhang and Zouping Jinwang represent the difference between the book value of Shandong Jinpeng at the date of acquisition and the amount of their registered capital obligation.

During the year ending May 31, 2007, SQSS made purchases from the following related parties:

US$
1. Zouping Regenerated Resources	2,008,790
2. Zouping Reg. Purchase & Sale	1,898,279
3. Zibo Mingtai	1,243,267
4. Shandong Jinwang	636,136
5. Zouping Jinwang	37,164
Total	5,823,636

STJMC made purchases of raw materials for US$15,763 from Zouping Regenerated Resources and for US$1,627,027 from Dongying Fangyuan Copper Dong, related parties, during the year ending May 31, 2007 and for US$4,982,429 from Zouping Regenerated Resources, a related party, during the year ending May 31, 2006.  STJMC acquired fixed assets from Shangdong Jia Tai, a related party, during the year ending May 31, 2006 of US$2,868,260.

Of a total US$5,702,801 tax payable accrued as at May 31, 2007, a total of Rmb16,512,000 (equivalent to US$2,158,000) was an individual tax liability withholding by STJMC for Mr. Zhang Ke, a related party, who has used his share of SJCC’s retained earning to increase his share of the paid-in-capital in STJMC, which according to the PRC tax laws creates a personal obligation for  individual income tax at a tax rate of 20% based on the amount being used, to which the company has the obligation under such condition to collect the individual income tax and pay it on time.  The delay payment might cause the Company penalties, though this is seen by management to be unlikely.  The related party has stated that he plans to repay the tax owing out of his portion of future dividends from STJMC.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

19.   SEGMENT ANALYSIS

The following table analyzes the division of assets and key statement of operations items, by segment:

(in US$000’s)

For the Year Ended May 31, 2007	Stainless Steel	Copper Products	Unallocated	Total

Revenue from external customers	96,426	188,426	0	284,852
Segment loss/income before minority interest	(1,691)	1,784	(8,189)	(8,096)
Segment total assets	95,900	83,897	150	179,947
Depreciation & amortization	2,443	683	0	3,126
Amount of capital expenditure	17,757	881	0	18,638
Income tax expense	0	3,151	0	3,151
Total reportable segment profit / (loss) to consolidated income before taxes, extraordinary items, discontinued operations and cumulative effect of accounting changes	(1,691)	4,935	(8,189)	(4,945)

For the Year Ended May 31, 2006

Revenue from external customers	5,107	-	-	5,107
Segment profit (loss) before minority interest	(9,374)	-	(7,296)	(16,670)
Segment total assets	83,093	84,899	1,929	169,921
Depreciation & amortization	701	746	-	1,447
Amount of capital expenditure	28,795	13,926	-	42,721
Income tax expense	-	-	-	-
Total reportable segment profit / (loss) to consolidated income before taxes, extraordinary items, discontinued operations and cumulative effect of accounting changes	(9,374)	-	(7,296)	(16,670)

20. CONTINGENCIES AND COMMITMENTS

A.

Contingencies

SQSS had the following contingent liabilities as at May 31, 2007:

i)

SQSS has granted bank guarantees equal to US$5,881,892  on behalf of a related party and received no collateral or compensation for  acting as guarantor; and

ii)

SQSS has granted bank guarantees equal to US$104,567 on behalf of a third party and received no collateral or compensation for acting as guarantor.

SQSS’ contingencies as at May 31, 2006 were as previously reported.

STJMC had the following contingent liabilities as at May 31, 2007:

i.)

STJMC has granted bank guarantees equal to US$326,772 on behalf of a third party and received no collateral or compensation for acting as guarantor; and

ii.)

STJMC has granted bank guarantees equal to US$9,450,396 on behalf of related parties and received no collateral or compensation for acting as guarantor.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

20. CONTINGENCIES AND COMMITMENTS (Cont’d)

A.

Contingencies (Cont’d)

STJMC’s contingencies as at May 31, 2006, were as previously reported.  STJMC made substantial purchases during the year ending May 31, 2007, which, though verified, were not supported by the type of VAT invoices that are mandated for such transactions in PRC.  It is noted that the tax authorities of PRC have broad discretion in matters that may arise in tax audits that are conducted from time to time.  There is a risk that the tax authorities could decide at their discretion that these purchases are not allowable for tax deduction purposes and, in this event, the financial impact to the Company could be material.  Neither, the Company, the Senior Partner, nor its auditors know of any precedent for such action in PRC; however, such risk may exist.  Further, the tax code does not specifically provide for this type of action.

B.

Commitments

SQSS has commitments to various suppliers and contractors amounting to US$6,427,092 as at May 31, 2007.  These outstanding commitments are contemplated to be funded by December 31, 2007.  The fulfillment of these commitments will allow for the completion and ramp-up of the casting mill and strip line of the stainless steel mill.

As mentioned in ITEM 2 - DESCRIPTION OF PROPERTY above, STJMC entered into an electrolytic copper production line leasing agreement on April 23, 2007 with Dongying Fanguan Copper Co. Ltd., which is a related party by common ownership.  The agreement covers the period from April 23, 2007 to April 23, 2009 and provides for an annual rental fee of RMB 4,700,000.  STJMC began using the production line during April 2007.

21. SUBSEQUENT EVENTS

(A)

The accounts of STJMC at May 31, 2005 included its short-term investment of RMB 114,000,000 (US$4,328,866) originated in July, 2002, for an annual interest rate of 8.0%.  The investment was held by three trustees, and guaranteed by Lian Da Group Co. Ltd (“Lian Da Group”).  When the trustees and guarantor defaulted on payment, STJMC commenced litigation in the courts of Shandong province and received a judgment for the full amount of the investments.

11% shareholding of Lian Da in An Lian Highway Company has been frozen by the court to the favour of STJMC, Zouping Jinwang and Zouping Regenerated Resources. Up to present Lian Da owes STJMC RMB22,328,288, Zouping Jinwang RMB20,000,000 and Zouping Regenerated RMB20,000,000.

The Company estimates the value for the above 11% shareholding at present is more than RMB 70,000,000. For the audit of STJMC's fiscal year ended May 31, 2007, the company made a provision of RMB 11,164,144 (equivalent to $299,700) as a bad debt provision on the Lian Da debt.

Although the litigation is concluded, legal action to enforce the judgment is ongoing, with the seizure and sale of Lian Da Group assets, and a full recovery of the investment is anticipated in the near future when enforcement of the judgment is completed.

(B)

On July 12, 2007, the Company accepted subscriptions for private placements for 4,000,000 units of the Company’s common stock at a price of $1.00 per unit, for a total consideration of $4,000,000, each unit consisting of one (1) share and one (1) share purchase warrant entitling the holder to purchase one (1) additional share of the Company’s common stock at the price of $1.75 per share for a period of three years.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

21. SUBSEQUENT EVENTS (Cont’d)

(C)

On July 27, we issued a total of 120,000 shares for cash consideration of $120.00.

(D)

On August 8, 2007, we issued a total of 3,000 shares pursuant to a contract for investor relations.

(E)

On August 29, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three (3) “accredited investors” providing for the purchase and sale of $6,895,165 of 10% Senior Secured Convertible Promissory Notes (the “Notes”); the total amount of the Notes to be offered and sold by the Company (the “Offering”) is up to $12,500,000.  The Company utilized Axiom Capital Management (“Axiom”) as placement agent in connection with the Offering.  The principal face amount of the Notes, together with any interest thereon, convert, at the option of the Holder, into shares of the Company’s common stock at $1.75 per share and interest is to be paid by the Company on a quarterly basis.

The Maturity Date of the Notes is nine (9) months from the date of issuance.  Upon the closing of a Qualified Financing (as defined in the Note), the Holder shall have the option to (i) tender all or a portion of the outstanding principal balance plus accrued and unpaid interest (including Default Interest, if any) on the Notes (in lieu of cash) as consideration to purchase the securities issued by the Company in such Qualified Financing, or (ii) require the Company to repay all or a portion of the outstanding principal balance plus accrued and unpaid interest (including Default Interest, if any) on the Notes.  In the event that the Company closes any debt or equity financing (an “Other Financing”) prior to a Qualified Financing (as defined in the Note), the Holders of the Notes shall have the right, in their sole discretion, to tender all or a portion of the outstanding principal balance plus accrued and unpaid interest (including Default Interest, if any) on the Notes (in lieu of cash) together with any warrants in connection herewith as consideration to purchase the securities issued by the Company in such Other Financing.  As more fully described in the Notes, the obligations of the Company under the Notes shall rank senior to all other debt of the Company, whether now or hereinafter existing.

As collateral for the Notes, an executive officer of the Company pledged approximately 19,748,934 shares of his common stock to secure the Notes and is required to pledge an additional 1,282,204 shares (the “Pledge Agreement”) plus any additional shares that he may receive while the Notes are outstanding.

The Company agreed to issue to the executive officer, a total of 2,050,000 shares of its common stock and an equal number of warrants exercisable for a period of five (5) years from the date of issuance into shares of the Company’s common stock at $1.75 per share.

In connection with the issuance of the Notes, the Company issued to the investors five (5) year warrants (the “Warrants”) to purchase an aggregate number of shares of the Company’s common stock equal to eighty percent (80%) of the number of shares into which the Notes are convertible at an exercise price of $1.75 (the “Exercise Price”).

The Company has granted certain registration rights to the investors requiring the Company to file a registration statement covering the shares of common stock underlying the Notes and the Warrants within one hundred and eighty (180) days from the Closing Date (the “Registration Rights Agreement”).  The Company shall use its best efforts to have any such registration statement declared effective no later than two hundred and seventy (270) days after the Closing Date.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2007 AND 2006

21. SUBSEQUENT EVENTS (Cont’d)

In connection with the Agreement, the Company paid Axiom a retainer fee of $15,000 plus eight percent (8%), paid in cash, of the aggregate purchase price paid by the investors in the Offering and seven percent (7%) of the aggregate purchase price in warrants exercisable for a period of five (5) years into shares of the Company’s common stock at $1.75 per share.  The Company also paid an introduction fee to Mirador Consulting Inc. of two percent (2%) of the aggregate purchase price in cash and one percent (1%) in warrants exercisable for a period of five (5) years into shares of the Company’s common stock at $1.75 per share.

(F)

 As a component of the use of proceeds from (B) and (C) above, Terra Nostra submitted additional amounts towards the required capital contribution of $27,234,000 by Terra Nostra to STJMC. The additional amounts contributed subsequent to May 31, 2007 were $100,000, $80,000, $2,000,000, and $5,000,000, resulting in a total capital contribution by Terra Nostra to STJMC as of the date of this report of $9,380,000.

In connection with the Agreement, the Company paid Axiom a retainer fee of $15,000 plus eight percent (8%), paid in cash, of the aggregate purchase price paid by the investors in the Offering and seven percent (7%) of the aggregate purchase price in warrants exercisable for a period of five (5) years into shares of the Company’s common stock at $1.75 per share.  The Company also paid an introduction fee to Mirador Consulting Inc. of two percent (2%) of the aggregate purchase price in cash and one percent (1%) in warrants exercisable for a period of five (5) years into shares of the Company’s common stock at $1.75 per share.

(G)

 As a component of the use of proceeds from (B) and (C) above, Terra Nostra submitted additional amounts towards the required capital contribution of $27,234,000 by Terra Nostra to STJMC. The additional amounts contributed subsequent to May 31, 2007 were $100,000, $80,000, $2,000,000, and $5,000,000, resulting in a total capital contribution by Terra Nostra to STJMC as of the date of this report of $9,380,000.

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

ITEM 8B.  OTHER INFORMATION

On July 12, 2007, the Company accepted subscriptions for private placements for 4,000,000 units of the Company’s common stock at a price of $1.00 per unit, for a total consideration of $4,000,000, each unit consisting of one (1) share and one (1) share purchase warrant entitling the holder to purchase one (1) additional share of the Company’s common stock at the price of $1.75 per share for a period of three years.

On July 27, 2007, we issued a total of 120,000 shares for cash consideration of $120.00.

On August 8, 2007, we issued a total of 3,000 shares pursuant to a contract for investor relations.

On August 29, 2007, the Company entered into a Securities Purchase Agreement (the “”Purchase Agreement”) with three (3) “accredited investors” providing for the purchase and sale of $6,895,165 of 10% Senior Secured Convertible Promissory Notes (the “Notes”); the total amount of the Notes to be offered and sold by the Company (the “Offering”) is up to $12,500,000.  The Company utilized Axiom Capital Management (“Axiom”) as placement agent in connection with the Offering.  The principal face amount of the Notes, together with any interest thereon, convert, at the option of the Holder, into shares of the Company’s common stock at $1.75 per share and interest is to be paid by the Company on a quarterly basis. The Maturity Date of the Notes is nine (9) months from the date of issuance.  Upon the closing of a Qualified Financing (as defined in the Note), the Holder shall have the option to (i) tender all or a portion of the outstanding principal balance plus accrued and unpaid interest (including Default Interest, if any) on the Notes (in lieu of cash) as consideration to purchase the securities issued by the Company in such Qualified Financing, or (ii) require the Company to repay all or a portion of the outstanding principal balance plus accrued and unpaid interest (including Default Interest, if any) on the Notes.  In the event that the Company closes any debt or equity financing (an “Other Financing”) prior to a Qualified Financing (as defined in the Note), the Holders of the Notes shall have the right, in their sole discretion, to tender all or a portion of the outstanding principal balance plus accrued and unpaid interest (including Default Interest, if any) on the Notes (in lieu of cash) together with any warrants in connection herewith as consideration to purchase the securities issued by the Company in such Other Financing.  As more fully described in the Notes, the obligations of the Company under the Notes shall rank senior to all other debt of the Company, whether now or hereinafter existing.

As collateral for the Notes, an executive officer of the Company pledged approximately 19,748,934 shares of his common stock to secure the Notes and is required to pledge an additional 1,282,204 shares (the “Pledge Agreement”) plus any additional shares that he may receive while the Notes are outstanding.

The Company agreed to issue to the executive officer, a total of 2,050,000 shares of its common stock and an equal number of warrants exercisable for a period of five (5) years from the date of issuance into shares of the Company’s common stock at $1.75 per share.

In connection with the issuance of the Notes, the Company issued to the investors five (5) year warrants (the “Warrants”) to purchase an aggregate number of shares of the Company’s common stock equal to eighty percent (80%) of the number of shares into which the Notes are convertible at an exercise price of $1.75 (the “Exercise Price”).

The Company has granted certain registration rights to the investors requiring the Company to file a registration statement covering the shares of common stock underlying the Notes and the Warrants within one hundred and eighty (180) days from the Closing Date (the “Registration Rights Agreement”).  The Company shall use its best efforts to have any such registration statement declared effective no later than two hundred and seventy (270) days after the Closing Date.

In connection with the Agreement, the Company paid Axiom a retainer fee of $15,000 plus eight percent (8%), paid in cash, of the aggregate purchase price paid by the investors in the Offering and seven percent (7%) of the aggregate purchase price in warrants exercisable for a period of five (5) years into shares of the Company’s common stock at $1.75 per share.  The Company also paid an introduction fee to Mirador Consulting Inc. of two percent (2%) of the aggregate purchase price in cash and one percent (1%) in warrants exercisable for a period of five (5) years into shares of the Company’s common stock at $1.75 per share.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of Terra Nostra as of the date of this report, indicating all positions and offices with Terra Nostra and its Subsidiaries held by each such person:

NAME	AGE	POSITION
Sun Liu James Po	57	CEO and Member of the Board of Directors, Chairman of the Board of the Stainless and Copper Joint Venture Companies.
Donald C. Nicholson	41	President and acting CFO of Terra Nostra, Member of the Board of Directors
George Chua	50	COO of Terra Nostra, Member of the Board of Directors of SQSS and STJMC
Felix Chung	50	Member, Board of Directors of Terra Nostra
Donald G. Burrell	53	Member, Board of Directors of Terra Nostra
Crystal Poe	25	Member, Board of Directors of Terra Nostra

The Company’s directors are elected by the holders of Terra Nostra’s common stock.  Cumulative voting for directors is not permitted.  The term of office of directors of Terra Nostra ends at the next annual meeting of Terra Nostra’s shareholders or when their successors are elected and qualified.  The annual meeting of shareholders is specified in Terra Nostra's bylaws to be held on such date as designated by the Board of Directors.  The Nevada Corporation’s act requires that an annual meeting of the shareholders be held within 15 months of the last annual general meeting.  The Company held its Shareholders' Annual Meeting on February 20, 2007.  The term of office of each officer of Terra Nostra ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies.  Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of Terra Nostra.

Mr. Sun Liu James Po

Mr. Po joined the Board of Directors on February 20, 2007.  For the past five years, and previously, Mr. Po has been a self employed consultant and founder of several projects both in and outside of China.  From December 2002, to the date of his appointment Mr. Po has been the Chairman of a number of joint venture companies, including the Issuer’s joint venture partners.  Mr. Po has served as a key intermediary between the political and economic reality of Chinese business ventures and the North American, European and Asian markets.  In December 2002, Mr. Po became Chairman of Shandong Quanxin Stainless Steel Co. and in January 2005 he became Chairman of Shandong Jinpeng Metallurgical Co.  Mr. Po also serves as the Chairman of Shandong Jiatai Petroleum & Chemical Co. Ltd., having been appointed Chairman in August 2004.  From May 1996 to January 2005, Mr. Po also served as Chairman of United Gold (Asia) Limited.  Mr. Po is the father of Ms. Crystal Poe, member of the Board of Directors of the Company.

Mr. Donald C. Nicholson, B.Comm.

Mr. Nicholson joined the Board of Directors on April 5, 2005.  He has over 15 years of international project and business management experience.  Mr. Nicholson’s comprehensive experience in project management includes concept development up through and including post-implementation support.  Mr. Nicholson is responsible for public filings, human resources, insurance, and interfacing with the board of directors, and his background covers several business sectors including manufacturing, education, construction, real estate, and high-technology.  Prior to joining Terra Nostra, Mr. Nicholson was Vice President of Operations for a large European bicycle manufacturer, B-Tech SA, where he was responsible for administration and production management, business process re-engineering to further the technological evolution of the company, ISO implementation, and arranging corporate financing.

Mr. Nicholson graduated from the University of British Columbia in 1991 with a Bachelor of Commerce degree.

George Chua, B.Sc.

Mr. Chua joined the Board of Directors on May 4, 2005.  He has 27 years of experience in manufacturing, recycling, sales and marketing of scrap lead, zinc, metal fabrication, paper, and machinery.  Mr. Chua is responsible for oversight and strategic direction of the Subsidiaries, including procurement, manufacturing, sales and marketing.  From 1988 to 2001, Mr. Chua held various management positions including serving as Philippines country manager for DaiEi Papers International Corporation, a leading paper sourcing and distribution network with annual revenues exceeding $2 billion; Mr. Chua had profit and loss responsibility and he reported to that company’s ASEAN headquarters in Singapore.  Mr. Chua also has experience in the commodities futures markets holding executive positions at Queensland Commodities, Kingly Commodities Futures and Master Commodities Futures in the Philippines.

Mr. Chua received a Bachelor of Science degree in Industrial Management Engineering from De La Salle University, Philippines, in 1980.

Felix Chung, BBA

Mr. Chung joined the Board of Directors on April 4, 2006.  He is presently the CFO and Treasurer of La Suerte Cigar & Cigarette Factory, Philippines, which has a licensing agreement with British American Tobacco to manufacture premium-branded cigarettes in the Philippines.  Mr. Chung has over twenty years of experience in the financial management of manufacturing concerns, including expertise in capital management, short and long term borrowings, and risk assessments in connection with capital investments.  Mr. Chung is also a board member of various corporations, trusts, and charitable organizations based in the Philippines.

Mr. Chung holds a Bachelor of Business Administration degree from University of Southern California (USC).

Donald G. Burrell, B.Comm, LLB

Mr. Burrell joined the Board of Directors on April 5, 2005.  He is presently an associate with Lindsay Kenney, a Canadian west coast law firm providing legal services to local, regional, and international clients, with a current complement of over 50 lawyers.  Mr. Burrell’s law practice areas include corporate and business law, commercial lending, commercial leasing, and real estate.  Additional professional experience includes senior management positions with the Real Estate Division of the Faculty of Commerce and Business Administration at the University of British Columbia.  Mr. Burrell attended the University of British Columbia earning a Bachelor of Commerce degree in 1980 and a Bachelor of Laws degree in 1981.  He was admitted to the British Columbia Bar in 1982.  Mr. Burrell has also earned a Diploma in Urban Land Economics from the Faculty of Commerce and Business Administration at the University of British Columbia.

Crystal Poe, M.A.

Ms. Poe joined the Board of Directors on May 4, 2005.  She recently graduated with honors from the University of Edinburgh, receiving her MA in Economics.  Ms. Poe's dissertation was on the economic impact of the copper industry in PRC, and the effects of governmental macroeconomic policy on the development and future of the industry.  Of particular research interest was the comparative cost and environmental benefits of the processing of scrap copper over that of copper concentrate.  During her two most recent academic breaks, Ms. Poe has worked for the Pan Asia Group of Companies in PRC, as an assistant at a scrap refining facility and also at various mining facilities. Ms. Poe is the daughter of Sun Liu James Po, the Company’s Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each officer, director and beneficial owner of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Sun Liu James Po	CEO and Member of the Board of Directors	Late/1	Late/2	N/A
Felix Chung	Member of the Board of Directors	N/A	N/A	Late/1
George Chua	Member of the Board of Directors	N/A	Late/1	N/A
Crystal Poe	Member of the Board of Directors	N/A	Late/1	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company is presently reviewing a code of ethics which has been presented for adoption.  Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

The Board of Directors presently does not have an audit committee.  The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.  The Board of Directors intends to appoint an audit committee during the fiscal year ended May 31, 2008.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last two fiscal years.  No disclosure need be provided for any executive officer, other than the PEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Sun Liu James Po, PEO	2007	$45,000	-0-	-0-	-0-	-0-	-0-	-0-	$45,000
D. Nicholson Sr., PEO	2007	$68,500(1)	-0-	-0-	-0-	-0-	-0-	-0-	$68,500
Donald C.Nicholson, PEO	2007	$50,000	-0-	-0-	-0-	-0-	-0-	-0-	$50,000
Donald C. Nicholson, President	2007	$70,000	-0-	-0-	-0-	-0-	-0-	-0-	$70,000
George Chua, Chief Operating Officer	2007	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	$120,000
Jeff Reynolds, CFO	2007	$90,000	-0-	-0-	-0-	-0-	-0-	-0-	$90,000
Donald C. Nicholson, PEO	2006	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	$120,000
Jeff Reynolds, CFO	2006	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	$120,000
George Chua, Chief Operating Officer	2006	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	$120,000

(1) Don Nicholson Sr. accrued the amount of $68,500.

(2) Donald C. Nicholson received cash compensation of $44,500 and accrued $75,500.

(3) Jeff Reynolds received cash compensation of $70,000 and accrued $20,000.

(4)George Chua received cash compensation of $48,000 and accrued $72,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sun Liu James Po	1,200,000	-0-	-0-	$2.75	February 19, 2017	2,000,000	$2,500,000*	-0-	-0-
Donald C. Nicholson	950,000	-0-	-0-	$2.75	February 19, 2017	-0-	-0-	-0-	-0-
George Chua	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Donald Burrell	200,000	-0-	-0-	-0-	February 19, 2017	-0-	-0-	-0-	-0-
Crystal Poe	200,000	-0-	-0-	$2.75	February 19, 2017	-0-	-0-	-0-	-0-

*Based on the closing price of the shares of the Company on September 12, 2007.

There were a total of 2,550,000 stock options and 2,000,000 stock awards granted during the fiscal year ended May 31, 2007.  The Company’s Board of Directors and shareholders approved a Stock Option and Award plan for up to 9,000,000 options during fiscal 2007 (the “Plan”).

DIRECTORS COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sun Liu James Po	-0-	$2,500,000	-0-	-0-	-0-	-0-	-0-
Donald C. Nicholson	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Crystal Poe	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Felix Chung	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Donald Burrell	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company has made no arrangements for the remuneration of its directors, other than as detailed below, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date, other than a stock award of 2,000,000 shares of common stock under the Company’s 2007 stock option and stock award plan which was issued to Sun Liu James Po for his services as Chairman of the Board of Directors of our two Sino-Foreign Joint Venture companies.

The Company has further reserved for issuance an additional 2,000,000 shares to be issued as a stock award to Mr. Po on January 1, 2008.  These shares are not reflected in the table above.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of the fiscal year ended May 31, 2007 in regard to any securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,550,000	$2.75	4,450,000

Equity compensation plans not approved by security holders	2,000,000*	_	_

*The Company has approved a stock award for fiscal year 2008 of 2,000,000 shares to Mr. Sun Liu James Po as compensation for his role of Chairman of the Boards of the Company’s two Sino Foreign joint venture companies.  These shares are reserved for issuance from treasury and are not part of any Company stock option plan.

The Company has a Stock Option and Award plan for up to 9,000,000 options which was approved during fiscal 2007 (the “Plan”).  A total of 2,000,000 common shares were issued during fiscal year ended May 31, 2007 as a stock award thus reducing the amount of securities available for issuance under the plan to 7,000,000.

Security ownership of certain beneficial owners.

The following table sets forth information, as of August 17, 2007, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% shareholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Charnwood Green Ltd. HSBC Building, Level 13 #1 Queens Rd, Central Hong Kong	3,500,000 common shares held directly; 3,000,000 warrants exercisable into common shares	11.4%
Common	Lai, Kiat Hiung No. 1 Jalan Mergastua Likas Kota Kinabalu 88400 Sabah, Malaysia	6,550,000 common shares held directly; 3,350,000 warrants exercisable into common shares held directly	16.4%

(1)Based on 56,885,332 shares of common stock issued and outstanding.

Security Ownership of Management

The following table sets forth information, as of August 17, 2007, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Sun Liu James Po, Chief Executive Officer and director of Terra Nostra Resources Corp., Chairman of the Board and director of Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. And Shandong Quanxin Stainless Steel Co. Ltd.	21,031,138 shares of common stock of which 5,731,138 shares of common stock are held directly and 15,300,000 shares are held indirectly(2); 1,200,000 options exercisable into shares of common stock held directly; 2,000,000 warrants exercisable into shares of common stock held directly	40.32%
Common	Donald C. Nicholson,	950,000 options exercisable into shares of common stock held directly	1.64%
Common	George Chua	50,000 shares of common stock held directly; 50,000 warrants exercisable into shares of common stock held directly	0.00%
Common	Felix Chung, Member of the Board of Directors	1,018,648 shares of common stock held directly; 1,500,000 shares of common stock held indirectly(3) 500,000 warrants exercisable into shares of common stock held directly; 500,000 warrants exercisable into shares of common stock held indirectly(3)	6.08%
Common	Donald Burrell, Member of the Board of Directors	200,000 options exercisable into shares of common stock held directly	0.00%
Common	Crystal Poe, Member of the Board of Directors	200,000 options exercisable into shares of common stock held directly	0.00%
Common	All Officers and Directors as a group	29,199,786 shares of Common stock(4)	39.27%

(1)Based on 56,885,332 shares of common stock outstanding.

(2)15,300,000 shares are held by PA Legacy Holdings Ltd., a company of which Mr. Po is the beneficial owner.

(3) 1,000,000 shares are held by Goodspring Investments Ltd., a family trust of which Mr. Chung is the settler and 500,000 shares and 500,000 warrants are held by Mr. Chung’s wife.  (4) Including a total of 2,550,000 options and 3,050,000 warrants exercisable into shares of common stock.

Changes in Control

On August 29, 2007 pursuant to the offering by the Company of Secured Convertible Promissory Notes (the “Notes”) as described above under “Item 8B- Other Information”, our Chief Executive Officer and member of the board of directors, Sun Liu James Po, agreed to pledge a total of 21,031,138 shares of his common stock to secure the Notes and any further shares that Mr. Po may be issued or receive while the Notes are outstanding must become a part of the pledge.  These pledged shares represent 36.9% of the Company.  In the event of a default by the Company, then under the terms of the Notes the shares can be transferred to the Escrow Agent immediately and the voting control of the shares will vest with the note holders.  Should this event occur it could result in a change of control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On February 20, 2007, the Board of Directors of the Company approved the issuance of a stock award package to Sun Liu James Po, our Chief Executive Officer and a member of the Board of Directors.  The stock award was granted as consideration for Mr. Po’s appointment as Chairman and member of the Board of our two Sino Foreign joint venture companies.  Under the terms of the stock award, Mr. Po received a total of 2,000,000 shares issued under the 2007 stock option and stock award plan and will receive a further 2,000,000 shares in fiscal 2008 by way of issuance from treasury.

On July 12, 2007, the Company’s Chief Executive Officer and member of the board of directors, Mr. Sun Liu James Po, subscribed for a total of 2,000,000 units of a private placement undertaken by the Company for total consideration of $2,000,000.  Each unit consists of one share and one share purchase warrant exercisable into one share of the Company’s common stock for a period of three years.

On July 12, 2007, the Company’s Chief Operating Officer, Mr. George Chua, subscribed for a total of 50,000 units of a private placement undertaken by the Company for total consideration of $50,000.  Each unit consists of one share and one share purchase warrant exercisable into one share of the Company’s common stock for a period of three years.

On August 29, 2007 pursuant to the offering by the Company of Secured Convertible Promissory Notes (the “Notes”) as described above under “Item 8B- Other Information”, our Chief Executive Officer and member of the board of directors, Sun Liu James Po, agreed to pledge a total of 21,031,138 shares of his common stock to secure the Notes and any further shares that Mr. Po may be issued or receive while the Notes are outstanding must become a part of the pledge.  As consideration for Mr. Po pledging his shares the Company has agreed to issue a total of 2,050,000 shares of its common stock and an equal number of five year warrants exercisable into shares of the Company’s common stock at $1.75 per share.

Mr. Sun Liu James Po, our Chief Executive Officer and a member of the board of directors is the father of Crystal Poe, a member of our board of directors.

Director Independence

Our independent directors are as follows:

Donald Burrell

Felix Chung

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.

the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.

the Director is the beneficial owner of less than five percent of the outstanding equity interests of an entity that does business with the Company;

3.

the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of $1 million or two percent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three fiscal years;

4.

the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three percent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.

the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services

The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 13.     EXHIBITS.

3.1	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002.
31(2)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.1	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated December 16, 2005	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on January 23, 2006.
10.2	Shandong Quanxin Stainless Steel Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated March 26, 2006	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on April 20, 2006.
10.3	Form of Securities Purchase Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
10.4	Form of 10% Senior Secured Convertible Promissory Notes	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
10.5	Form of Pledge Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
10.6	Form of Warrant	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
10.7	Form of Registration Rights Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith.
31.2	Section 302 Certification- Principal Accounting Officer and Principal Financial Officer	Filed herewith.

32.1	Certification for CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification or CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended May 31, 2007 and May 31, 2006:

Services	Fiscal year ended May 31, 2007	Fiscal year ended May 31, 2006
Audit fees	485,545	705,450
Audit related fees	32,454	205,300
Tax fees	5,820	7,587
Total fees	$523,819	$918,337

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

TERRA NOSTRA RESOURCES CORP.

By: /s/ Sun Liu James Po

Name: Sun Liu James Po

Title: Principal Executive Officer, Member of the Board of Directors

Date: September 14, 2007

By: /s/ Donald C. Nicholson

Name: Donald C. Nicholson

Title: Principal Financial Officer and Principal Accounting Officer

Date: September 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the majority of the board of directors:

By: /s/ Sun Liu James Po

Name: Sun Liu James Po

Title: Principal Executive Officer, Member of the Board of Directors

Date: September 14, 2007

By:/s/ Donald C. Nicholson

Name: Donald C. Nicholson

Title: Principal Financial Officer, Member of the Board of Directors

Date: September 14, 2007

By: /s/ Felix Chung

Name: Felix Chung

Title: Member of the Board of Directors

Date: September 14, 2007

 By: /s/ Donald G. Burrell

Name: Donald G. Burrell

Title: Member of the Board of Directors

Date: September 14, 2007

By: /s/ Crystal Poe

Name: Crystal Poe

Title: Member of the Board of Directors

Date: September 14, 2007