Form 10QSB
period 2007-08-31
TERRA NOSTRA RESOURCES CORP.
filed 2007-10-22
CIK 1167370

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

59,055,332 common shares outstanding as of October 22, 2007.

Transitional Small Business Disclosure Format:   Yes           No   X

TERRA NOSTRA RESOURCES CORP.

PART I

ITEM 1.   FINANCIAL STATEMENTS

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	4-5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7-8

Notes to Unaudited Consolidated Financial Statements	9-14

TERRA NOSTRA RESOURCES CORP.

Consolidated Balance Sheets

(US$)	August 31, 2007	May 31, 2007
	(Unaudited)	(Audited)

Current Assets
Cash	23,556,259	26,828,106
Cash - Restricted	10,356,184	9,803,152
Accounts Receivable	431,866	453,669
Accounts Receivable - related party	74,528	734
Other Receivables, Net	2,585,840	5,041,313
Other Receivables - Related party	32,873,319	40,509,989
Inventory	33,441,053	24,337,857
Prepaid Expenses	15,764,004	1,357,255
Prepaid Expenses - Related party	85,135	84,135
Total Current Assets	119,168,188	108,416,210

Long-Term Assets
Investment	4,149,426	4,133,884
PP&E	65,275,531	64,719,791
Less Accumulated Depreciation	(8,675,550)	(8,087,684)
Construction Materials	1,843	1,821
Construction in Progress	5,498,165	5,630,124
Intangible Assets	12,371	13,023
Land Use Rights	5,070,769	5,061,473
Prepayment – related party	19,839,433	-
Total Long-Term Assets	91,171,988	71,472,432

Other Assets
Deferred and Other Assets	52,230	58,757
Total Deferred and Other Assets	52,230	58,757

Total Assets	210,392,406	179,947,399

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	2,651,661	2,984,356
Accounts Payable - related party	-	61,516
Bank Loans, Short Term	49,453,093	48,963,480
Notes Payable, Other	24,600,896	19,998,431
Land Use Rights Payable	2,105,000	2,105,000
Construction Costs Payable	12,556,158	9,655,714
Construction Costs Payable - related party	575,329	1,843,181
Tax Payable	6,338,064	5,702,851
Other Liabilities	15,268,441	12,035,720
Other Liabilities - Related Party	35,725,329	33,850,660
Total Current Liabilities	149,273,971	137,200,909

The accompanying notes are an integral part of these unaudited financial statements

TERRA NOSTRA RESOURCES CORP.

Consolidated Balance Sheets (Continued)

(US$)	August 31, 2007	May 31, 2007
	(Unaudited)	(Audited)

Minority interest	33,770,100	29,679,483

Shareholders' Equity
Class A Common Stock - authorized 100,000,000 shares with a par value of $0.001; 56,885,332 issued and outstanding as at August 31, 2007; 52,762,332 issued and outstanding as at May 31, 2007.	56,884	52,762
Additional Paid in Capital	50,520,618	40,455,770
Accumulated Other Comprehensive Income	2,902,033	4,225,848
Retained Earnings (Deficit)	(26,131,200)	(31,667,373)
Total Shareholders' Equity	27,348,335	13,067,007

Total Liabilities and Shareholders' Equity	210,392,406	179,947,399

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES CORP.

Consolidated Statements of Operations

(US$)	Three Months Ended August 31
	2007	2006

Revenues	172,716,982	59,463,131
Cost of Sales	155,558,050	55,002,593
Gross Profit / (Loss)	17,158,932	4,460,538

Expenses:
Selling	101,889	58,695
General and Administrative - North America	1,995,837	1,288,255
General and Administrative - PRC	831,112	246,653
Depreciation and Amortization	936,357	665,511
Total Expenses	3,865,195	2,259,114

Operating Profit	13,293,737	2,201,424

Investment Income	-	1,485
Interest Expense	(1,573,931)	(862,860)

Other Income / (Expense)
Other business income / (expenses) net	(25,312)	8,721
Non-operating expenses net	(8,904)	(73,228)

Income Before Income Tax	11,685,590	1,275,542
Provision for Income Tax	1,300,932	1,592,578

Income (Loss) Before Minority Interest	10,384,658	(317,036)
Minority Interest	(3,716,093)	(1,031,655)

Net Income (Loss)	6,668,565	(1,348,691)

Other Comprehensive Income:
Foreign Currency Translation Adjustment	881,120	508,577
Minority Interest's Share	(368,425)	(219,783)

Comprehensive Income (Loss)	7,181,260	(1,059,897)

Income (Loss) Per Share - weighted average	$0.13	($0.02)
Income (Loss) Per Share - fully diluted	$0.10	($0.02)

Weighted Average Number of Shares	54,797,040	49,156,448
Fully Diluted Number of Shares	74,652,616	58,721,550

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES CORP.

Consolidated Statements of Cash Flows

(US$)	Three Months Ended
	August 31, 2007	August 31, 2006

Cash Flows From Operating Activities:
Net Income (Loss)	6,668,565	(1,348,692)
Adjustments to Reconcile Net Income (Loss) to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	936,357	665,511
Minority Interest	4,090,619	1,251,437

Changes in Assets and Liabilities:
Accounts Receivable	21,801	7,296,401
Accounts Receivable – Related Party	(73,793)	-
Other Receivables	2,455,473	(8,375,812)
Other Receivables - Related Party	7,636,670	1,624,954
Notes Receivable	-	56,070
Inventory	(9,103,196)	(7,015,151)
Prepaid Expenses	(15,376,002)	1,528,931
Prepaid Expenses - Related Party	(1,000)	1,220,384
Accounts Payable	(332,695)	(578,205)
Accounts Payable – Related Party	(61,516)	-
Tax Payable	635,213	1,171,244
Other Liabilities	3,232,721	3,323,598
Other Liabilities - Related Party	1,874,669	1,585,143
Net Cash provided by Operating Activities	2,603,886	2,405,813

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(555,740)	(353,761)
Construction Materials	(22)	(427)
Construction in Progress	131,959	(1,178,392)
Construction Costs Payable	2,900,444	1,947,142
Construction Costs Payable – Related Party	(1,267,852)	-
Land Use Right Payable	-	(189)
Investment in Intangible Assets	652	(25,309)
Deferred Assets	6,527	102,821
Investment	(15,542)	(4,435,353)
Prepayment related party	(19,839,433)	-
Net Cash used in Investing Activities	(18,639,007)	(3,943,468)

Cash Flows from Financing Activities:
Proceeds from Borrowings	489,613	(196,079)
Cash Pledged to Bank	(553,032)	(2,026,570)
Notes Payable	4,602,465	2,245,340
Proceeds from the issuance of stock	7,711,533	-
Net Cash provided by Financing Activities	12,250,579	22,691

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES CORP.

Consolidated Statements of Cash Flows (Continued)

(US$)	Three Months Ended
	August 31, 2007	August 31, 2006

Net Increase (Decrease) in Cash	(3,784,542)	(1,514,964)
Effect of Exchange Rates on Foreign Currency Transactions	512,695	288,796
Cash - Beginning of Period	26,828,106	19,348,547
Cash – End of Period	23,556,259	18,122,379

Supplemental Cash Flow Disclosures:
Interest Paid	888,160	1,143,611
Income Tax Paid	-	1,042,408

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the three months ended August 31, 2007

(Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements included in Terra Nostra’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007 (the “Form 10-KSB”).

The interim consolidated financial statements present the balance sheet, statements of operations, and cash flows of Terra Nostra Resources Corp. (“Terra Nostra” or the “Company”). The Company is comprised of a U.S. parent company that holds ownership interests in two Sino-Foreign joint ventures in the People’s Republic of China (“PRC”) including Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. (“STJMC” or the “Copper J.V.”) and Shandong Quanxin Stainless Steel Co. Ltd. (“SQSS” or the “Stainless Steel J.V.”). The parent has a 51% direct ownership in both joint ventures and STJMC has a 49% ownership interest in the SQSS. The reader should refer to the Form 10-KSB for the fiscal year ended May 31, 2007 for a more comprehensive discussion of the organizational history and structure.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital and there can be no assurance that the Company will be able to raise the required funds to fulfill its capital contribution commitments under the respective STJMC JV.  Should the Company be unable to provide the funds required according to a schedule as determined by the STJMC Board of Directors, the Company could potentially be subject to a diminished ownership percentage. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2007 and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

During the three months to August 31, 2007, Dongying Fangyuan Copper Ltd. (“DYFY”) was STJMC’s largest customer. Sales volume from STJMC to DYFY for the three month period to August 31, 2007 equaled US$17,714,311. These levels of sales represented 27.8% of STJMC’s sales over the current three month period.

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

STJMC entered into an electrolytic copper production line leasing agreement on April 23, 2007 with Dongying Fangyuan Copper Co. Ltd., which is a related party by common ownership. The agreement covers the period from April 23, 2007 to April 23, 2009 and provides for an annual rental fee of RMB 4,700,000 (approximately US$615,000). STJMC began using the production line during April 2007. The product that STJMC sells to DYFY is produced at the DYFY production site.

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the three months ended August 31, 2007

(Unaudited)

Note 2 – Related party transactions (Cont’d)

The business rationale for STJMC’s operating from DYFY is logistical. Not only is the DYFY site located nearer to the Shengli Oil Fields, but closer to the Dongying port facility where scrap copper (i.e., raw materials for the production of electrolytic copper) lands from its origins in Guangdong Province in the Southeast of China.

During the quarter the Company completed accepted certain subscriptions for private placements for 4,000,000 units of the Company’s common stock at a price of $1.00 per unit, each unit consisting of one (1) share and one (1) share purchase warrant entitling the holder to purchase one (1) additional share of the Company’s common stock at the price of $1.75 per share for a period of three years.  Two officers and directors participated in this financing subscribing for a total of 2,050,000 Units for total cash proceeds of $2,050,000.

Note 3 – Segment Analysis

The following table analyzes the division of assets and key statement of operations items, by segment:

(in US$000’s)

Three Months to August 31, 2007	Stainless Steel	Copper Products	Other	Total

Revenue from external customers	108,938	46,065	-	155,003
Revenue from related parties	-	17,714	-	17,714
Segment profit / (loss) before minority interest	10,816	7,584	(8,015)	10,385
Segment total assets	111,390	97,901	1,101	210,392

Note 4 – Contingencies

SQSS had the following contingent liabilities as at August 31, 2007:

i)

SQSS has granted bank guarantees equal to US$5,951,830 on behalf of a related party and received no collateral or compensation for acting as guarantor; and

ii)

SQSS has granted bank guarantees equal to US$105,810 on behalf of a third party and received no collateral or compensation for acting as guarantor.

STJMC had the following contingent liabilities as at August 31, 2007:

i.)

STJMC has granted bank guarantees equal to US$330,657 on behalf of a third party and received no collateral or compensation for acting as guarantor; and

ii.)

STJMC has granted bank guarantees equal to US$9,258,402 on behalf of related parties and received no collateral or compensation for acting as guarantor.

Note 5- Commitments

SQSS has commitments to various suppliers and contractors amounting to US$6,503,513 as at August 31, 2007. These outstanding commitments are contemplated to be funded by December 31, 2007.

STJMC entered into an electrolytic copper production line leasing agreement on April 23, 2007 with Dongying Fangyuan Copper Co. Ltd., which is a related party by common ownership. The agreement covers the period from April 23, 2007 to April 23, 2009 and provides for an annual rental fee of RMB 4,700,000 (approximately US$617,962). STJMC began using the production line during April 2007.

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the three months ended August 31, 2007

(Unaudited)

Note 6 – Common Stock

(A)

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

(B)

On June 20, 2007 we issued a total of 120,000 shares for cash consideration of $120.

(C)

On August 8, 2007, we issued a total of 3,000 shares pursuant to a contract for investor relations.

Note 7 – Convertible Notes

On August 29, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three (3) “accredited investors” providing for the purchase and sale of $6,895,165 of 10% Senior Secured Convertible Promissory Notes (the “Notes”). In connection with the issuance of the Notes, the Company issued to the investors five (5) year warrants (the “Warrants”) to purchase an aggregate number of shares of the Company’s common stock equal to eighty percent (80%) of the number of shares into which the Notes are convertible, as follows:

-

Share purchase warrants convertible into 3,152,076 shares of common stock at $1.75 per share with an expiration date of August 27, 2012.

The assumptions used to determine the warrants valuation under the Black-Scholes pricing model were as follows:

2007

Number of warrants issued	3,152,076
Assumptions:
Expected volatility	151%
Risk free interest rate	4.53%
Expected life years	5
Dividend yield	-
Weighted average fair value per share	$1.08

On August 28, 2007 the value attributed on a proportion basis to the warrants totaled $2,281,167 which amount has been recorded as a discount to the total value of the Notes, and will be amortized until maturity and charged against earnings as a financing expense should the Notes fail to be prepaid or converted during the term. An additional amount totaling $114,115 has been credited to additional paid in capital and debited as a discount to the value of the Notes to reflect the intrinsic value of the conversion feature on the date of the transaction. This amount will also be amortized until maturity and charged against earnings as a financing expense.

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

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the three months ended August 31, 2007

(Unaudited)

Note 7 – Convertible Notes (Cont’d)

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

In connection with the Agreement, the Company paid Axiom a retainer fee of $15,000 plus eight percent (8%), paid in cash, of the aggregate purchase price paid by the investors in the Offering and seven percent (7%) of the aggregate purchase price in warrants exercisable for a period of five (5) years into shares of the Company’s common stock at $1.75 per share.  The Company also paid an introduction fee to Mirador Consulting Inc. of two percent (2%) of the aggregate purchase price in cash, and one percent (1%) of the aggregate purchase price in warrants exercisable for a period of five (5) years into shares of the Company’s common stock at $1.75 per share.  With respect to these warrants issued the Company has credited $340,898 to additional paid in capital and debited earnings as a financing cost.

Note 8 – Warrants

The Company had outstanding warrants to purchase 15,217,284 and 7,898,000 shares of its common stock at August 31, 2007 and May 31, 2007, respectively, at prices ranging from $1.75 to $5.00 per share.

The following schedule shows the warrants outstanding and changes made during three month period ended August 31, 2007:

	Number	Weighted Average Exercise Price

Warrants outstanding May 31, 2007	7,898,000	$3.96

Changes during the three month period ended August 31 2007:
Issued	7,467,284	1.75
Expired	(148,000)	2.50

Warrants outstanding August 31, 2007	15,217,284	$2.88

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the three months ended August 31, 2007

(Unaudited)

Note 8 – Warrants (Cont’d)

Warrants outstanding at August 31, 2007 expire as follows:

Year	Number of shares
FYE May 31, 2008	7,700,000
FYE May 31, 2009	50,000
FYE May 31, 2011	4,000,000
FYE May 31, 2013	3,467,284

Where appropriate an allocation has been made between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

Note 9 – Material Subsequent Events

(A)

Subsequent to the quarter the Company granted a total of 6,450,000 options under its 2007 Stock Option and Stock Award Plan (the “Plan) and set the exercise price for the stock options granted at $1.75 per share, which price represents 100% of the closing price of the Company's shares on the date of grant. Upon the grant of the 6,450,000 options the Plan, which allows 9,000,000 shares of common stock to be granted to employees, officers, directors and consultants, became fully utilized.  Concurrent with the new option grants, the Plan Administrator also re-priced 2,550,000 options previously granted under the 2007 Plan from $2.75 to $1.75 per share.

(B)

Subsequent to the quarter the Company issued a total of 2,050,000 shares of common stock and warrants granting the holder to acquire a total of 2,050,000 shares of common stock at $1.75 per share for a period of five years from the date of issue to an officer and director as compensation for the pledge of a total of 21,031,138 shares in connection with certain secured convertible notes more fully described in Note 6(D) above;

(C)

On October 19, 2007, the Company accepted further subscriptions under a Securities Purchase Agreement (the “Purchase Agreement”) with two (2) “accredited investors” providing for the purchase and sale of $5,500,000 of 10% Senior Secured Convertible Promissory Notes under the same terms described in detail above under Note 6(D); the total amount of the Notes to be offered and sold by the Company (the “Offering”) is up to $12,500,000,  The Company has received a commitment for the remaining $104,835 to for a total funding of $12,500,000.

Note 10 – Other

During the current quarter the Company recorded an adjustment to imputed interest calculated on those related party loans during the fiscal year ended May 31, 2007.  This adjustment is reflected in the retained earnings for the prior years, as well as additional paid in capital and accumulated other comprehensive income.  The Form 10-KSB to the fiscal year ended May 31, 2007 will be restated

During the period ended August 31, 2007, the STJMC received notification from the Sino Partner of their intention to consummate the vend-in of the 80,000 MT copper production facility. This facility is the newly constructed 80,000 MT production capacity facility that is among the identified assets of the Copper Joint Venture, but was pending finalization of the asset transfer subject to completion of construction and other requirements. Upon notification of the intent to finalize the transfer of the facility, and upon receipt of a preliminary valuation of said assets, STJMC provided a deposit in the amount of US$19,839,433, which amount has been recorded under Long-Term Assets: Prepayment – Related Party on the balance sheet as at August 31, 2007.  In order to complete the acquisition the Company has requested that its independent auditors commence the necessary procedures so as to value and register the contribution for accounting purposes, and to provide a basis for reconciliation and adjustment with respect to obligations and commitments under the Joint Venture agreement.  As part of this process a new independent valuation will be conducted on the facility.  Upon receipt of this third party valuation, the deposit provided to the vendor during the current quarter will be adjusted accordingly to reflect the results of the

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the three months ended August 31, 2007

(Unaudited)

Note 10 – Other (Cont’d)

independent valuation and other factors under the Joint Venture agreement. The Company has also notified legal counsel of the intent to complete the contribution and requested legal review of all actions required to ensure full and proper title for STJMC.  The completion of this transaction will also require approval of the Board of Directors of STJMC.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2007, and 2006, together with notes thereto.

Overview

We currently conduct our operations through our two fifty-one percent (51%) owned Sino Foreign joint ventures, which operate in the stainless steel and copper industries in the PRC.

Stainless Steel

Shandong Quanxin Stainless Steel Co., Ltd. (“SQSS”) is a 51% owned subsidiary of the Company, operating an integrated stainless steel plant in Zibo, Shandong Province, PRC.  SQSS employs three electric-arc furnaces and two AOD refining furnaces in its casting mill with a peak production capability of 230,000 MT.  The downstream strip rolling mill was phased-in during the prior fiscal year and has a production capability of 150,000 MT per annum. As at the three month period ended August 31, 2007, SQSS sold approximately 8,300 MT of billet stainless steel of various grades, and 20,500 MT of hot roll strip, primarily 304 series. The facility was operating in a trial production capacity during the same period in the prior fiscal year.

The Company also has advanced plans to develop a 30,000 MT capacity welded tube line and a 60,000 MT capacity rod line, both of which are under evaluation by management.  The Joint Venture would have to raise additional capital in order to complete this development. Terra Nostra owns 51% of SQSS. Under the SQSS JV Agreement, Terra Nostra has fulfilled its registered capital funding obligation of $13,566,000 in May 2006, securing a certificate of completion from the requisite PRC regulatory bodies.

Copper

Shandong Jinpeng Copper Co. Ltd. (“STJMC”), our other 51% owned subsidiary, is a producer, seller, and distributor of electrolytic copper, low oxygen copper, value-added copper products, and precious metals, with production locations in Changshan Town and Dongying City, Shandong Province, PRC. In the current quarter ending August 31, 2007, STJMC sales volumes were approximately 4,600 MT of electrolytic copper and value added electrolytic products, and 1,050 MT of low-oxygen copper rod. The amount of gold and silver sold varies widely from period to period based on the mix of scrap and ore used in the production process and precious mineral content of the raw materials.  Precious metals sales made up approximately 1.5% of total sales in the period. As of the date of this filing we have contributed a total of $9,380,000 towards our registered capital funding obligation, and we presently have in trust a further $5,000,000 to be forwarded to STJMC by October 31, 2007, towards our capital funding obligation, which will leave us with a further $12,854,000 in order to secure our certificate of completion from the requisite PRC regulatory bodies.

We are currently negotiating with a number of potential funding sources to raise an additional $17,000,000 minimum which will finalize our capital contribution to China and give us working capital of approximately $2,000,000 for the operations of the Company.

The Stainless Steel Casting Line Has Been Completed and is Operating in Normal Production Mode

Terra Nostra operates a casting mill comprising up to 230,000 MT of production capacity of continuous cast billet stainless steel.  Major equipment of the casting mill includes three 17 MT electric arc furnaces, two AOD furnaces for further refinement of the stainless steel metal products and a continuous casting line with cut off torches.  The casting mill began trial production in late January, 2006 and commenced commercial production levels in April 2007. The major raw materials include scrap stainless steel sourced through local distributors, including a Sino Partner affiliate, imported scrap steel imported from North America and Europe, and imported nickel, chromium and other special metal alloys.  A portion of the casting output has been sold to downstream fabricators, and the remainder is further processed onsite into stainless steel strip, and sold to manufacturers.. As mentioned previously, the production of billet stainless steel is at a mid level of output, with the primary reason being that additional working capital resources and management to ensure reliable, uninterrupted supply of feedstock materials is required.

The Stainless Steel Strip Line has been Constructed, and is Operating in Normal Production Mode

The Company has completed construction of a strip rolling line capable of producing up to 150,000 MT per annum, and the operating the line according to customer orders.  Billet stainless steel produced in the casting mill is planned to supply the feed stock for the strip production. We are currently not operating a full capacity due to a lack of sufficient working capital required to produce billet steel, but we expect to be able to remedy that situation upon completion of additional capital raising activities.  As of the date of this filing we have not raised any additional working capital for operations as we are concentrating all of our fund raising efforts on finalizing our capital contribution for the copper joint venture.  However, our stainless steel operations were profitable in this first quarter ended August 31, 2007 and we may be able to fund ongoing ramp up from internally generated cash flow, further working lines from domestic banks, and certain pre-paid customer orders

The Company is selling through its internal sales department and sales agents.  As SQSS is able to increase output, it may be necessary for it to increase its internal sales and marketing department, the external sales network, or both.

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

The Existing Copper Operations will Continue Much as Before with Minor Changes

The foundation and platform for the Company’s PRC operations is the STJMC Copper Processing Facility in Changshan Town, Zouping County, Shandong Province. The existing copper operation at Changshan has the capacity to process 30,000 MT of electrolytic copper, 15,000 MT of oxygen free copper rods, and 20,000 MT of low-oxygen copper rods.  The difference between “oxygen free” and “low-oxygen” is that oxygen free rods are extruded from melted electrolytic copper where low-oxygen rods are produced from melted #1 copper scrap that hasn’t been processed through the electrolysis plant.  This plant is the original copper processing and fabrication business founded by our Sino Partner in 1994.  The Company does not see material gains from altering the current operating formula.

140,000 MT of Additional Electrolytic Capacity Coming On-line in the Near-Term

STJMC is planning the phasing in of approximately 140,000 MT of production capacity that has been newly constructed by Sino Partner.  One electrolytic facility is located in Dongying, Shandong Province, having operational production capacity of 60,000 MT, and the other is a 80,000 MT constructed by not producing integrated electrolytic facility located in Zhouping, Shandong Province .  These facilities are to be contributed to STJMC by Sino Partner as a component of the assets for the capital contribution obligation under the STJMC JV, as amended. The effective dates for conveying the assets under the STJMC JV are a function of the parties completing additional legal, accounting and governmental obligations, which have commenced, and for the Company to complete its cash component of the capital contribution,.

The operating plan for these un-utilized assets cannot be separated from the financing plan.  The assets represent a near term potential for the Company to embark on a tremendous growth phase.  However, realizing this potential is largely a function of the Company raising sufficient capital to feed the plants with raw materials and support the start-up needs of these operations.  The plant at Dongying is operational and is regularly used for production of electrolytic copper through a contractual relationship. The new 80,000 MT plant has undergone trials of the furnace and casting processes; however, the electrolytic plant will not initiate production trials until a least a portion of the working capital sources are secured.

Technology renovations to STJMC 30,000 MT facility near completion

During the quarter STJMC commenced renovations to a portion of its 30,000 MT production facilities in order make certain technological upgrades. An amount totaling US$781,948 has been included in Long Term Assets - Construction in Progress on the balance sheet to reflect these upgrades. As per the renovation contract, the renovation began in July 2007 and completion of these activities is expected in October 2007. Relevant production test runs will be carried out in November 2007, following which time, the Company expects to achieve higher production efficiency at this facility.

Results of Operations

Comparison of 2007 and 2006

For the three month period ended August 31, 2007, the Company reported operating profits of $13,293,737 as compared to an operating profit of $2,201,424, for the three month period ended August 31, 2006. The Company is reporting total revenues of $172,716,982 for the three month period ended August 31, 2007, versus $59,463,131 in the three month period ended August 31, 2006. The Company recorded a gross profit of $17,158,932 for the three months ended August 31, 2007 as compared a gross profit of $4,460,538 for the three month period ended August 31, 2006.  The cost of sales for three month period ended August 31, 2007 of $155,558,050 as compared to total cost of sales of $55,002,593 for the three month period ended August 31, 2006 reflects the fact that the Company has recently emerged from its development stage, and has increased production substantially. However, management anticipates further improvement in gross margins as:

-

Increases in volume allow fixed labor and overhead costs to be spread out;

-

Volume purchase discounts increase as production quantities continue to ramp up; and

-

Higher initial maintenance and operating costs are being optimized.

For the three month period ended August 31, 2007, the Operating Expenses increased to $3,865,195 from $2,259,114 for the three month period ended August 31, 2006. The increase in costs is due to an increase in depreciation and amortization costs from a larger asset base, higher G&A costs in the PRC due to increased overhead costs associated with the ramp-up of SQSS production, and higher G&A costs in North America due primarily to the costs of financing associated with the issuance of warrants, the expense related to certain incentive stock issuances, and expense related to the issuance of certain management incentive options.

Interest expenses increased by $711,071 to $1,573,931 in the three month period ended August 31, 2007, from $862,860 in the three month period ended August 31, 2006.  The increase to interest expenses was due in part to an increase in the rate of interest charged on certain bank loans, as well as an increase to imputed interest costs, primarily for STJMC. The proceeds of the underlying Notes were used to acquire plant, property, and equipment and to purchase inventory associated with the start-up of operations at SQSS.

The Company reported foreign currency gains of $881,120 for the three month period ended August 31, 2007 as compared to $508,577 for the three month period ended August 31, 2006 primarily attributed to the strengthening of the PRC RMB as compared to the US dollar.

Income before minority interest for the three month period ended August 31, 2007 totaled $10,384,658, as compared to a loss before minority interest of $317,036 for the three month period ended August 31, 2006. The change is due to an increase to operating profits at an operating level. The net income after removal of minority interest is $6,668,565 for the three month period ended August 31, 2007, as compared to a net loss of $1,348,691 in the three month period ended August 31, 2006.

The comprehensive income for the period ended August 31, 2007, totaled $7,181,260, as compared to a comprehensive loss of $1,059,897 for the period ended August 31, 2006.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of August 31, 2007, the Company has negative working capital of $30,105,783 and shareholders’ equity of $27,348,334 compared with negative working capital of $28,784,699 and shareholders’ equity of $13,067,007 as at May 31, 2007.  These changes primarily reflect an increase to additional paid in capital as a result of new share issuances, adjustments to imputed interest recorded for the fiscal year ended May 31, 2007 booked in the current quarter and the issuance of certain share purchaser warrants and shares in lieu of consulting fees.  Additionally a reduction to retained earnings as a result of the realization of net income during the quarter further increased total shareholders’ equity.  Negative working capital increased as a result of an increase to current liabilities which exceeded the current quarter increase to current assets. While current inventory and prepaid expenses increased during the current quarter, there was a substantial reduction to accounts receivable.  Current liabilities reflect substantial increases to notes payable, construction costs payable and other liabilities.

Liquidity

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  The operations of the Company as at August 31, 2007, are undertaken by the Subsidiaries, two Sino-Foreign Joint Venture Companies in which the Company holds a 51% interest, operating under the laws of the PRC.  There can be no assurance that the Company will be able to raise the required funds to fulfill its capital contribution commitments under the respective STJMC JV.  Should the Company be unable to provide the funds required according to a schedule as determined by the STJMC Board of Directors, the Company could potentially be subject to a diminished ownership percentage.

The Company has recently embarked on a new finance raising program.  The intent of the program is to arrange up to $50 million in equity or debt securities. In this regard, the Company has engaged the services of a New York based investment bank that specializes in placing securities for small/micro cap companies and has a successful track record assisting companies that have their primary operations in PRC.  As of the date of this report, the Company has raised a total of $12,395,165 and has a commitment for the remaining $104,835 for a total funding of $12,500,000. The Company will move to raise an additional $35,000,000 to $40,000,000 to meets its planned operations.  If we are able to complete such financing, the proceeds will complete the Company’s registered capital funding obligation under the STJMC JV and recapitalize both subsidiary joint ventures, as well as providing working capital for the Company.  The registered capital funding will be used by STJMC to finance its operating needs.  None of the funding that is down-streamed to the Subsidiaries is intended to be used to acquire equity from the Sino Partner or otherwise be diverted from meeting the working capital and fixed asset needs of the Subsidiaries.  The Company’s investment bank has not agreed to underwrite this financing and there are no assurances at this time that the Company will be able to complete an equity financing for the total amount or any other amount.

Sources of Working Capital

During fiscal year ended August 31, 2007 the Company's primary sources of working capital have come from revenues generated from our Sino Foreign Joint Ventures, as well as proceeds from certain secured loans, and the net proceeds from sales of common shares as follows:

•

$4,000,000 in gross proceeds from private placements of 4,000,000 Units of common stock at $1.00 per Unit;

•

$186,153 in proceeds as unsecured short term loans;

•

$6,895,165 in gross proceeds from certain secured convertible notes; and,

•

$120 in proceeds from the sale of securities at $.001 per share.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

We attempt to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Although we had to restate our balance sheets as of May 31, 2005 and 2006, and as a result we anticipate certain restatements to our balance sheets of May 31, 2007, we have been working to remediate our controls and procedures by taking the following steps: (i) retaining additional staff to provide additional resources for internal preparation and review of financial reports; and (ii) establishing detailed timelines for review and completion of financial reports to be included in our Form 10-QSBs and Form 10-KSBs.

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

As stated herein, the Company has taken steps to change its controls and procedures. The Company believes that these steps are fully implemented as of the date of this Report.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 20, 2007 we issued a total of 120,000 restricted shares to Mirador Consulting Inc. for cash consideration of $120 pursuant to a consulting agreement between the Company and Mirador Consulting Inc.

On August 8, 2007, we issued a total of 3,000 restricted shares to Andrew Barwicki pursuant to a contract for investor relations.

These  securities  were  sold  without registration  under  the  Securities  Act in  reliance  on  Section  4(2) of the Securities  Act. There were no underwriting costs, discounts or commissions paid in connection with the sale of these securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Subsequent to the quarter the Company granted a total of 6,450,000 options under its 2007 Stock Option and Stock Award Plan (the “Plan) and set the exercise price for the stock options granted at $1.75 per share, which price represents 100% of the closing price of the Company's shares on the date of grant. Upon the grant of the 6,450,000 options the Plan, which allows  9,000,000 shares of common stock to be granted to employees, officers, directors and consultants, became fully utilized.  Concurrent with the new option grants, the Plan Administrator also re-priced 2,550,000 options previously granted under the 2007 Plan from $2.75 to $1.75 per share.

Subsequent to the quarter the Company issued a total of 2,050,000 shares of common stock and warrants granting the holder to acquire a total of 2,050,000 shares of common stock at $1.75 per share for a period of five years from the date of issue to an officer and director as compensation for the pledge of a total of 21,031,138 shares in connection with certain secured convertible notes.

On October 19, 2007, the Company accepted further subscriptions under a Securities Purchase Agreement (the “Purchase Agreement”) with two (2) “accredited investors” providing for the purchase and sale of $5,500,000 of 10% Senior Secured Convertible Promissory Notes the total amount of the Notes to be offered and sold by the Company (the “Offering”) is up to $12,500,000.  The Company has received a commitment for the remaining $104,835 for a total funding of $12,500,000.

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

In connection with the final $5,604,835 raised  the Company will pay  Axiom eight percent (8%), paid in cash, of the aggregate purchase price paid by the investors in the Offering and seven percent (7%) of the aggregate purchase price in warrants exercisable for a period of five (5) years into shares of the Company’s common stock at $1.75 per share.  The Company will also paid an introduction fee to Mirador Consulting Inc. of two percent (2%) of the aggregate purchase price in cash and one percent (1%) in warrants exercisable for a period of five (5) years into shares of the Company’s common stock at $1.75 per share.

During the period ended August 31, 2007, the STJMC received notification from the Sino Partner of their intention to consummate the vend-in of the 80,000 MT copper production facility. This facility is the newly constructed 80,000 MT production capacity facility that is among the identified assets of the Copper Joint Venture, but was pending finalization of the asset transfer subject to completion of construction and other requirements. Upon notification of the intent to finalize the transfer of the facility, and upon receipt of a preliminary valuation of said assets, STJMC provided a deposit in the amount of US$19,839,433, which amount has been recorded under Long-Term Assets: Prepayment – Related Party on the balance sheet as at August 31, 2007.  In order to complete the acquisition the Company has requested that its independent auditors commence the necessary procedures so as to value and register the contribution for accounting purposes, and to provide a basis for reconciliation and adjustment with respect to obligations and commitments under the Joint Venture agreement.  As part of this process a new independent valuation will be conducted on the facility.  Upon receipt of this third party valuation, the deposit provided to the vendor during the current quarter will be adjusted accordingly to reflect the results of the independent valuation and other factors under the Joint Venture agreement. The Company has also notified legal counsel of the intent to complete the contribution and requested legal review of all actions required to ensure full and proper title for STJMC.  The completion of this transaction will also require approval of the Board of Directors of STJMC.

ITEM  6.    EXHIBITS

3.1	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002.
31(2)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.1	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated December 16, 2005	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on January 23, 2006.
10.2	Shandong Quanxin Stainless Steel Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated March 26, 2006	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on April 20, 2006.
10.3	Form of Securities Purchase Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
10.4	Form of 10% Senior Secured Convertible Promissory Notes	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
10.5	Form of Pledge Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
10.6	Form of Warrant	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
10.7	Form of Registration Rights Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of October, 2007.

TERRA NOSTRA RESOURCES CORP

By:    /s/ Sun Liu James Po

Name:  Sun Liu James Po

Title:   Principal Executive Officer

By:    /s/ Donald Nicholson

Name:  Donald Nicholson

Title:   Principal Financial Officer