Form 10QSB
period 2007-11-30
TERRA NOSTRA RESOURCES CORP.
filed 2008-01-22
CIK 1167370

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

OR

☐

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

Yes ☑   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

59,575,332 common shares outstanding as of January 7, 2008.

Transitional Small Business Disclosure Format:   Yes ☐  No ☑

TERRA NOSTRA RESOURCES CORP.

i

PART I

ITEM 1.   FINANCIAL STATEMENTS

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	2-3

Consolidated Statements of Operations	4-5

Consolidated Statements of Cash Flows	6-7

Notes to Unaudited Consolidated Financial Statements	8-19

TERRA NOSTRA RESOURCES CORP.

Consolidated Balance Sheets

(US$)	November 30, 2007	May 31, 2007
	(Unaudited)	(Audited)

Current Assets
Cash	7,507,385	26,828,106
Cash - Restricted	445,964	9,803,152
Accounts Receivable	19,876,455	453,669
Accounts Receivable - related party	35,607	734
Other Receivables, Net	5,024,286	5,041,313
Other Receivables - Related party	19,873,883	40,509,989
Inventory	37,478,186	24,337,857
Prepaid Expenses	33,359,290	1,357,255
Prepaid Expenses - Related party	2,081,852	84,135
Total Current Assets	125,682,908	108,416,210

Long-Term Assets
Investment	4,178,203	4,133,884
PP&E	68,908,956	64,719,791
Less Accumulated Depreciation	(9,691,081)	(8,087,684)
Construction Materials	1,883	1,821
Construction in Progress	4,814,606	5,630,124
Intangible Assets	11,816	13,023
Land Use Rights	5,110,752	5,061,473
Prepayment – related party	24,105,402	-
Total Long-Term Assets	97,440,537	71,472,432

Other Assets
Deferred and Other Assets	3,979,110	58,757

Total Assets	227,102,555	179,947,399

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	4,670,238	2,984,356
Accounts Payable - related party	576,827	61,516
Bank Loans, Short Term	64,718,840	48,963,480
Notes Payable, Other	4,459,640	19,998,431
Land Use Rights Payable	2,105,000	2,105,000
Construction Costs Payable	9,858,822	9,655,714
Construction Costs Payable - related party	468,419	1,843,181
Tax Payable	5,381,239	5,702,851
Other Liabilities	75,315,251	12,035,720
Other Liabilities - Related Party	36,406,086	33,850,660
Total Current Liabilities	203,960,362	137,200,909

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES CORP.

Consolidated Balance Sheets (Continued)

(US$)	November 30, 2007	May 31, 2007
	(Unaudited)	(Audited)

Minority interest	36,087,795	29,679,483

Shareholders' Equity
Class A Common Stock - authorized 100,000,000 shares with a par value of $0.001; 59,455,332 issued and outstanding as at November 30, 2007; 52,762,332 issued and outstanding as at May 31, 2007.	59,534	52,762
Additional Paid in Capital	60,541,549	40,455,770
Accumulated Other Comprehensive Income	4,093,387	4,225,848
Retained Earnings (Deficit)	(77,640,072)	(31,667,373)
Total Shareholders' Equity	(12,945,602)	13,067,007

Total Liabilities and Shareholders' Equity	227,102,555	179,947,399

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES

Consolidated Statements of Operations

(US$)	3 Months Ended November 30		6 Months Ended November 30
	2007	2006	2007	2006
Revenues	127,595,487	52,498,884	300,312,469	111,962,015
Cost of Sales	117,958,577	51,029,891	273,516,627	106,032,484
Gross Profit	9,636,910	1,468,993	26,795,842	5,929,531

Expenses:
Selling	73,688	48,597	175,577	107,292
General and Administrative - North America	52,503,260	672,635	53,293,357	1,960,890
General and Administrative - PRC	1,944,452	719,009	2,775,564	965,662
Depreciation and Amortization	846,483	784,060	1,782,840	1,449,571
Total Expenses	55,367,883	2,224,301	58,027,338	4,483,415

Operating Profit / (Loss)	(45,730,973)	(755,308)	(31,231,496)	1,446,116

Investment Income (Expense)	-	7,121	-	8,606
Interest (Expense)	(3,369,621)	(905,662)	(4,943,552)	(1,768,522)

Other Income / (Expense)
Other business income / (expenses) net	41,257	(122,360)	15,945	(113,639)
Non-operating income / (expenses) net	23,487	984	14,583	(72,244)

Income / (Loss) Before Income Tax	(49,035,850)	(1,775,225)	(36,144,520)	(499,683)
Provision for Income Tax	1,034,481	763,152	2,335,413	2,355,730

Income / (Loss) Before Minority Interest	(50,070,331)	(2,538,377)	(38,479,933)	(2,855,413)
Minority Interest	(1,476,593)	62,450	(5,192,686)	(969,205)

Net Income (Loss)	(51,546,924)	(2,475,927)	(43,672,619)	(3,824,618)

Other Comprehensive Income:
Foreign Currency Translation Adjustment	2,032,455	845,321	2,913,575	1,353,898
Minority Interest's Share	(841,099)	(382,708)	(1,209,525)	(602,491)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES Consolidated Statements of Operations (Continued)
(US$)	3 Months Ended November 30		6 Months Ended November 30
	2007	2006	2007	2006
Comprehensive Income (Loss)	(50,355,568)	(2,013,314)	(41,968,569)	(3,073,211)

(Loss) Per Share - weighted average	($0.88)	($0.05)	($0.77)	($0.08)
(Loss) Per Share - fully diluted	($0.88)	($0.05)	($0.77)	($0.08)

Weighted Average Number of Shares	58,683,794	49,193,948	56,654,680	49,177,877
Fully Diluted Number of Shares	81,699,397	60,573,948	78,176,007	60,557,877

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES

Consolidated Statements of Cash Flows

	Six Months Ended
	November 30, 2007	November 30, 2006
Net Income (Loss)	(43,672,619)	(3,824,618)
Adj. to Reconcile Net Inc. to Net Cash from Operating Activities:
Depreciation	1,782,840	1,449,571
Minority Interest	6,402,211	1,571,694
Provision for Bad Debts	1,562,347	-
Provision for Inventory Loss	254,142	-
Changes in Assets and Liabilities:
Accounts Receivable	(21,020,006)	7,651,148
Other Receivables	17,027	(370,559)
Other Receivables - Related Party	20,636,105	(11,180,031)
Notes Receivable	-	(16,692)
Inventory	(13,394,471)	(3,969,907)
Prepaid Expenses	(31,995,935)	1,409,438
Prepaid Expenses - Related Party	(1,997,717)	1,386,552
Accounts Payable	2,201,193	744,730
Tax Payable	(321,612)	1,778,830
Other Liabilities	63,279,531	(13,211)
Other Liabilities - Related Party	2,555,426	6,058,971
Net Cash Flows from Operating Activities	(13,711,538)	2,675,916

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(4,417,886)	(16,221,387)
Construction Materials	(62)	40,623
Construction in Progress	815,518	12,357,400
Construction Costs Payable	(1,171,654)	2,282,544
Short Term Investment	-	24,941
Land Use Right Payable	-	(609,268)
Investment in Intangible Assets	1,206	(14,258)
Deferred Assets	(3,920,353)	72,711
Investment	(44,319)	55,750
Other Assets – Related Party	(24,105,402)	-
Net Cash Flows from Investing Activities	(32,842,952)	(2,010,944)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES

Consolidated Statements of Cash Flows (Continued)

	Six Months Ended
	November 30, 2007	November 30, 2006
Cash Flows from Financing Activities:
Proceeds from Borrowings	15,755,360	6,988,000
Cash Pledged to Bank	9,357,188	(683,308)
Notes Payable	(15,538,791)	(4,559,009)
Capital Contributions	17,792,473	100,000
Net Cash Flows from Financing Activities	27,366,320	1,845,683

Net Increase (Decrease) in Cash	(19,188,260)	2,510,655
Effect of Exchange Rates on Foreign Currency Transactions	(132,461)	751,410
Cash - Beginning of Period	26,828,106	19,348,547
Cash - End of Period	7,507,385	22,610,612

Supplemental Cash Flow Disclosures:
Interest Paid	2,228,315	2,048,733
Income Tax Paid	3,018,354	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the six months ended November 30, 2007

(Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Terra Nostra’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007 (the “Form 10-KSB”).

The interim unaudited consolidated financial statements present the balance sheet, statements of operations, and cash flows of Terra Nostra Resources Corp. (“Terra Nostra” or the “Company”).  The Company is comprised of a U.S. parent company that holds ownership interests in two Sino-Foreign joint ventures in the People’s Republic of China (“PRC”) including Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. (“STJMC” or the “Copper J.V.”) and Shandong Quanxin Stainless Steel Co. Ltd. (“SQSS” or the “Stainless Steel J.V.”).  The parent has a 51% direct ownership in both joint ventures and STJMC has a 49% ownership interest in SQSS.  The reader should refer to the Form 10-KSB for the fiscal year ended May 31, 2007 for a more comprehensive discussion of the organizational history and structure.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital and there can be no assurance that the Company will be able to raise the required funds to continue or expand its JV operations.  Subsequent to the end of this current quarter, the Company completed its capital contribution requirement, there any risk of diminished ownership percentage as a result of the non-completion of capital contribution has been eliminated. The interim unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2007 and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Summary of principal accounting policies

Financial Instruments

Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, convertible debt and redeemable preferred stock that we have concluded is more akin to debt than equity.

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the six months ended November 30, 2007

(Unaudited)

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature. We also carry notes payable and convertible debt at historical cost; however, fair values of debt instruments are estimated for disclosure purposes (below) based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

As of November 30, 2007, estimated fair values and respective carrying values of our notes payable and convertible notes payable are as follows:

Note 2 – Summary of principal accounting policies (Cont’d)

Note Payable:	Carrying Value	Fair Value
$6,895,165 face value convertible notes due May 2008	$ (4,218,070)	$ (6,992,000)
$5,604,835 face value convertible notes due July 19, 2008	(93,494)	(5,683,000)
$9,650,000 face value convertible notes due August 21, 2008	(96,500)	(9,785,000)
Other notes payable, at market rates	(2,065,815)	(2,065,815)

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments.  Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements, and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty.  As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The following table summarizes the components of derivative liabilities as of November 30, 2007:

Our financing arrangements giving rise to derivative financial instruments:	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$6,895,165 face value convertible notes due May 2008	$ (13,522,404)	$ (11,866,618)	$ (25,389,022)
$5,604,835 face value convertible notes due July 19, 2008	(11,033,518)	(9,691,560)	(20,725,078)
$9,650,000 face value convertible notes due August 21, 2008	(8,150,538)	(7,473,198)	(15,623,736)
	$ (32,706,460)	$ (29,031,376)	$ (61,737,836)

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values.  In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, puts and redemption

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the six months ended November 30, 2007

(Unaudited)

Note 2 – Summary of principal accounting policies (Cont’d)

features embedded in hybrid debt instruments, we generally use the Monte Carlo Simulation valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments.  For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes.  Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility.  Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing for the quarterly and year to date period ended November 30, 2007.

Our financing arrangements giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$6,895,165 face value convertible notes due May 2008	$ (11,666,619)	$ (10,053,860)	$ (21,720,479)
$5,604,835 face value convertible notes due July 19, 2008	(1,870,414)	(1,654,932)	(3,525,346)
$9,650,000 face value convertible notes due August 21, 2008	17,815	32,068	49,883
	$ (13,519,218)	$ (11,676,724)	$ (25,195,942)
Day-one derivative losses:
$5,604,835 face value convertible notes due July 19, 2008			(11,594,898)
$9,650,000 face value convertible notes due August 21, 2008			(6,023,619)
Total derivative income (expense)			$ (42,814,459)

Our derivative liabilities as of November 30, 2007, and our derivative losses during the quarterly and year to date period ended November 30, 2007 are significant to our consolidated financial statements.  The magnitude of derivative income (expense) reflects the following:

•

The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations.  To illustrate, the closing price of our common stock increased from $1.20 on the first convertible note financing date to $5.04 by November 30, 2007.  The higher stock prices had the effect of significantly increasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to our income.

•

In connection with our accounting for the second two convertible financings we encountered the unusual circumstance of day-one derivative losses related to the recognition of derivative instruments arising from the arrangement.  That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value.  The loss that we recorded amounted to $17,618,517.  We did not enter into any other financing arrangements during the periods reported that reflected day-one loss.

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the six months ended November 30, 2007

(Unaudited)

Note 2 – Summary of principal accounting policies (Cont’d)

The following table summarizes the number of common shares indexed to the derivative financial instruments as of November 30, 2007:

Our financing arrangements giving rise to derivative financial instruments and indexed shares:	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$6,895,165 face value convertible notes due May 2008	3,940,094	3,152,075	7,092,169
$5,604,835 face value convertible notes due July 19, 2008	3,202,763	2,562,210	5,764,973
$9,650,000 face value convertible notes due August 21, 2008	2,969,231	2,375,385	5,344,616
	10,112,088	8,089,670	18,201,758

During December 2006, the Financial Accounting Standards Board released FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities.  Generally, the standard provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments.  Rather, such registration payments are accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which is our current accounting practice.  That is, all registration payments will require recognition when they are both probable and reasonably estimable.  As of November 30, 2007, our management concluded that registration payments are not probable.

Note 3 – Related party transactions

Parties are considered to be “related” if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial or operational decisions. Parties are also considered to be “related” if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

During the six months to November 30, 2007, Dongying Fangyuan Copper Ltd. (“DYFY”) was STJMC’s largest customer.  Sales volume from STJMC to DYFY for the six month period to November 30, 2007 equaled $US17,714,311.  These levels of sales represented 15% of STJMC’s sales over the current six month period.  DYFY is a related party by common ownership.  One or more of the PRC shareholders’ in the joint ventures with Terra Nostra is a part owner in DYFY.  This related party is, like STJMC, a processor of cathode copper for sale and distribution in the PRC.  As the name implies, DYFY is located in Dongying, Shandong Province, which is strategically located near a seaport and the Shengli oilfield (“Shengli”).  DYFY supplies cathode copper to Shengli; however, they are at times unable to meet the demand of Shengli.  Consequently, DYFY will purchase cathode copper from STJMC and resells the copper to Shengli as the need arises.  Note that during the three months ending November 30, 2007, there were no sales to DYFY as they were able to meet Shengli demand during this period.  Sales to DYFY may resume in the future as market circumstances dictate.

STJMC entered into an electrolytic copper production line leasing agreement on April 23, 2007 with Dongying Fangyuan Copper Co. Ltd., which is a related party by common ownership.  The agreement covers the period from April 23, 2007 to April 23, 2009 and provides for an annual rental fee of RMB 4,700,000 (approximately $US635,000).  STJMC began using the production line during April 2007.  The product that STJMC sells to DYFY is produced at the DYFY production site.

The business rationale for STJMC’s operating from DYFY is logistical.  Not only is the DYFY site located nearer to the Shengli Oil Fields, but closer to the Dongying port facility where scrap copper (i.e., raw materials for the production of electrolytic copper) lands from its origins in Guangdong Province in the Southeast of China.

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the six months ended November 30, 2007

(Unaudited)

Note 3 – Summary of pr – Related party transactions (Cont’d)

On September 21, 2007 the Company issued a total of 2,050,000 shares of common stock and warrants granting the holder to acquire a total of 2,050,000 shares of common stock at $1.75 per share for a period of five years from the date of issue to an officer and director as compensation for the pledge of a total of 21,031,138 shares in connection with certain secured convertible notes more fully described below in Note (8).

Note 4 – Segment Analysis

The following table analyzes the division of assets and key statement of operations items, by segment:

(in US$000’s)

Six Months to November, 2007	Stainless Steel	Copper Products	Other	Total

Revenue from external customers	182,185	100,413	-	282,598
Revenue from related parties	-	17,714	-	17,714
Segment profit / (loss) before minority interest	13,747	10,597	(62,824)	(38,480)
Segment total assets	114,068	108,213	4,822	227,103

Note 5 – Contingencies

SQSS had the following contingent liabilities as at November 30, 2007:

i.)

SQSS has granted bank guarantees equal to US$6,067,814 on behalf of a related party and received no collateral or compensation for acting as guarantor.

STJMC had the following contingent liabilities as at November 30, 2007:

i.)

STJMC has granted bank guarantees equal to US$8,108,437 on behalf of related parties and received no collateral or compensation for acting as guarantor.

Note 6- Commitments

SQSS has commitments to various suppliers and contractors amounting to US$6,645,014 as at November 30, 2007.  These outstanding commitments are contemplated to be funded by May 31, 2008.

STJMC entered into an electrolytic copper production line leasing agreement on April 23, 2007 with Dongying Fangyuan Copper Co. Ltd., which is a related party by common ownership.  The agreement covers the period from April 23, 2007 to April 23, 2009 and provides for an annual rental fee of RMB 4,700,000 (approximately US$635,000).  STJMC began using the production line during April 2007.

Note 7 – Common Stock

(A)

On September 21, 2007 we issued a total of 120,000 shares for cash consideration of $120 pursuant to a contract for financial consulting services.

(B)

On September 21, 2007 we issued a total of 2,050,000 shares of common stock and warrants granting the holder to acquire a total of 2,050,000 shares of common stock at $1.75 per share, as more fully described in Note 2 above.

(C)

On November 1, 2007, we issued a total of 400,000 shares pursuant to the exercise of 400,000 share purchase warrants at $1.75 per share for cash consideration of $700,000.

(D)

On November 19, 2007we received proceeds totaling $140,000 with respect to the exercise of 55,000 options at $1.75 and 25,000 share purchase warrants at $1.75.  The shares were issued subsequent to the end of the quarter.

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the six months ended November 30, 2007

(Unaudited)

Note 7 – Common Stock (Cont’d)

(E)

During the quarter the Company granted a total of 4,450,000 options under its 2007 Stock Option and Stock Award Plan (the “Plan) and set the exercise price for the stock options granted at $1.75 per share, which price represents 100% of the closing price of the Company's shares on the date of grant.  Upon the grant of the 4,450,000 options the Plan, which allows 9,000,000 shares of common stock to be granted to employees, officers, directors and consultants, became fully utilized.  Concurrent with the new option grants, the Plan Administrator also re-priced 2,550,000 options previously granted under the 2007 Plan from $2.75 to $1.75 per share and extended the term to ten (10) years.

The fair value of each option granted as at the dates below was computed using the Black-Scholes method using the following weighted-average assumptions:

	September 1, 2007	September 15, 2007	September 28, 2007	October 1, 2007	October 4, 2007
Expected Volatility:	97.32%	97.32%	97.32%	97.32%	97.32%
Risk-free interest rate:	4.54%	4.47%	4.59%	4.56%	4.54%
Expected Dividends:	0	0	0	0	0
Expected term in years:	9.48	9.44	9.40	9.40	9.39

TheThe fair The fair value of 4,450,000 options granted during the quarter totals $5,882,948 which amount has been expensed and recorded in the Shareholder's Equity.

The fair value of the 2,550,000 options re-priced effective September 1, 2007 was computed using the application of SFAS 123R as it relates to option modifications and the Black-Scholes method using the following weighted average assumptions:

	Fair value immediately before modification	Fair value immediately after modification
Share options granted	2,550,000	2,550,000
Share price	$1.35	$1.35
Exercise price	$2.75	$1.75
Expected term in years	9.48	9.48
Risk-free interest rate	4.54%	4.54%
Expected volatility	97.32%	97.32%
Expected dividends	0	0
Fair value (per option)	$1.14	$1.18

The result

The resulting incremental difference between the original fair value and modified fair value of $109,558 has been expensed and recorded in the Shareholder's Equity.

An adjustment to the fair value of the 2,550,000 options originally granted during the fiscal year ended May 31, 2007 was computed using the application of SFAS 123R and the Black-Scholes method using the following weighted average assumptions:

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the six months ended November 30, 2007

(Unaudited)

Note 7 – Common Stock (Cont’d)

	Fair value at time of original grant	Fair value immediately after adjustment
Share options granted	2,550,00	2,550,000
Share price	$2.75	$2.75
Exercise price	$2.75	$2.75
Expected term in years	2.0	2.0
Risk-free interest rate	4.36%	4.36%
Expected volatility	25.05%	57.21%
Expected dividends	0	0
Fair value (per option)	$0.48	$0.94

The resulting incremental difference of $1,167,686 between the original fair value reported of $1,232,270 and the adjusted fair value of $2,399,959 has been expensed in the fiscal year ended May 31, 2007, and recorded in the Shareholder's Equity.

On November 19, 2007 the Company received proceeds totaling $96,250 with respect to the exercise of 55,000 stock options.  As at November 30, 2007 a total of 6,945,000 options remained available for exercise at $1.75 per share under the Plan.

Note 8—10% Senior Secured Convertible Promissory Note Financings

Convertible promissory notes consist of the following financings as of November 30, 2007:

Carrying Value
10% face value $6,895,165 convertible promissory notes issued August 28, 2007 and due on May 28, 2008, at discounted value, net of amortization of $918,948	$ 4,218,070
10% face value $5,604,835convertible promissory notes issued October 19, 2007 and due on July 19, 2008, at discounted value, net of amortization of $93,494	93,494
10% face value $9,650,000 convertible promissory notes issued November 21, 2007 and due on August 21, 2008, at discounted value, net of amortization of $96,500	96,500
$ 4,408,064

On August 28, 2007, October 19, 2007 and November 21, 2007, we issued $6,895,165, $5,604,835 and $9,650,000, respectively, of 10.0% senior secured convertible notes payable, due May 28, 2008, July 19, 2008 and August 21, 2008, plus warrants to purchase 3,152,075, 2,562,210 and 2,375,385 shares of our common stock with a strike prices of $1.75, $1.75 and $3.25, respectively, for a period of five years.  The convertible notes are convertible into our common shares based upon fixed conversion prices of $1.75, $1.75 and $3.25 but are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The holder has the option to redeem the convertible notes payable for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”).  In addition, we extended registration rights to the holders that requires registration and continuing effectiveness thereof; we would be required to pay monthly liquidating damages of 1.5% (capped at 18%) for defaults under this provision.

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the six months ended November 30, 2007

(Unaudited)

Note 8—10% Senior Secured Convertible Promissory Note Financings (Cont’d)

We received net proceeds of $6,175,564, $5,126,298, and $8,675,678 from the August 28, 2007, October 19, 2007 and November 21, 2007, respectively, financing arrangements.  Incremental, direct financing costs of $1,063,633, $1,422,886 and $1,952,629 (including placement agent warrants valued at $181,276, $803,663 and $750,525 using the Black-Scholes-Merton valuation technique) are included in deferred financing costs and are subject to amortization using the effective method.  Accumulated amortization of deferred financing costs, which is included in interest expense, during the current quarterly period, amounted to $512,643.

In our evaluation of these financing transactions, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument due to the full ratchet anti-dilution protection; and it did not otherwise meet the conditions set forth in current accounting standards for equity classification.  Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value.  We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments.  We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities.  We also determined that the warrants did not meet the conditions for equity classification.  Therefore, the warrants are also required to be carried as a derivative liability, at fair value.  Derivative financial instruments are carried initially and subsequently at their fair values.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, compound derivative instruments.  We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants.

Derivative fair values on the inception date of each financing transaction were as follows:

	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$6,895,165 face value convertible notes due May 2008	$ (1,855,784)	$ (1,812,759)	$ (3,668,543)
$5,604,835 face value convertible notes due July 19, 2008	(9,163,105)	(8,036,629)	(17,199,734)
$9,650,000 face value convertible notes due August 21, 2008	(8,168,354)	(7,505,265)	(15,673,619)
	$ (19,187,243)	$ (17,354,653)	$ (36,541,896)

Derivative fair values at November 30, 2007 were as follows:

	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$6,895,165 face value convertible notes due May 2008	$ (13,522,404)	$ (11,866,618)	$ (25,389,022)
$5,604,835 face value convertible notes due July 19, 2008	(11,033,518)	(9,691,560)	(20,725,078)
$9,650,000 face value convertible notes due August 21, 2008	(8,150,538)	(7,473,198)	(15,623,736)
	$ (32,706,460)	$ (29,031,376)	$ (61,737,836)

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the six months ended November 30, 2007

(Unaudited)

Note 8—Convertible Promissory Note Financings (Cont’d)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception dates and November 30, 2007, are illustrated in the following tables:

	Compound Derivatives	Warrant Derivatives
$6,895,165 face value convertible notes due May 2008 and related warrants: Conversion or strike price	$1.75	$1.75
Volatility	126%-158%	86%-96%
Equivalent term (years)	0.5-0.7	1.9-2.0
Risk-free rate	3.26%-4.36%	3.0%-4.1%
Credit-risk adjusted yield	7.1%-7.8%	--
Interest-risk adjusted rate	9.1%-10.0%	--
Dividends	--	--

	Compound Derivatives	Warrant Derivatives
$5,604,835 face value convertible notes due July 19, 2008 and related warrants: Conversion or strike price	$1.75	$1.75
Volatility	145%-148%	96%
Equivalent term (years)	0.5-0.6	2.0
Risk-free rate	3.26%-3.9%	3.0%-3.8%
Credit-risk adjusted yield	7.1%-7.5%	--
Interest-risk adjusted rate	9.1%-9.3%	--
Dividends	--	--

	Compound Derivatives	Warrant Derivatives
$9,650,000 face value convertible notes due August 21, 2008 and related warrants: Conversion or strike price	$3.25	$3.25
Volatility	143%-145%	96%-101%
Equivalent term (years)	0.6-0.7	2.0
Risk-free rate	3.18%-3.26%	3.0%-3.0%
Credit-risk adjusted yield	7.0%-7.1%	--
Interest-risk adjusted rate	9.2%	--
Dividends	--	--

Note 9 – Warrants

The Company had outstanding warrants to purchase 20,273,639 and 7,898,000 shares of its common stock at November 30, 2007 and May 31, 2007, respectively, at prices ranging from $1.75 to $5.00 per share.

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the six months ended November 30, 2007

(Unaudited)

Note 9 – Warrants (Cont’d)

The following schedule shows the warrants outstanding and changes made during six month period ended November 30, 2007:

	Number	Weighted Average Exercise Price

Warrants outstanding May 31, 2007	7,898,000	$3.96

Changes during the six month period ended November 30 2007:
Issued	14,948,639	1.75
Exercised	(425,000)	1.75
Expired	(2,148,000)	3.90

Warrants outstanding November 30, 2007	20,273,639	$2.38

Warrants outstanding at November 30, 2007 expire as follows:

Year	Number of shares
FYE May 31, 2008	5,700,000
FYE May 31, 2009	50,000
FYE May 31, 2011	3,575,000
FYE May 31, 2013	10,948,639

Where appropriate an allocation has been made between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

Note 10 –Subsequent Events

(A)

On December 28 and December 31, 2007, the Company accepted further subscriptions under a Securities Purchase Agreement (the “Purchase Agreement”) with two (2) “accredited investors” providing for the purchase and sale of $1,800,000 and $975,000, respectively, of 10% Senior Secured Convertible Promissory Notes under the same terms described in detail above under Note 8; including these subscriptions the Company has received total funding of $24,925,000; and

(B)

On December 27, 2007 the Company issued a total of 120,000 shares for cash consideration of $120 pursuant to a contract for financial consulting services.  The contract was terminated effective December 31, 2007.  Any cash payments under the contract will terminate effective January 31, 2008.  There are no further requirements for share issuances.

Note 11 – Other

During the quarter ended August 31, 2007 the Company recorded an adjustment to imputed interest calculated on those related party loans during the fiscal year ended May 31, 2007.  This adjustment is reflected in the retained earnings for the prior years, as well as additional paid in capital and accumulated other comprehensive income.  During the current quarter the Company recorded an adjustment to the fair value of 2,550,000 stock options granted during the fiscal year ended May 31, 2007.  This adjustment is reflected in the retained earnings for the prior year, as well as additional paid in capital and accumulated other comprehensive income.  The effect of these adjustments reduces the additional paid in capital reported in the first quarter of the current fiscal year by

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the six months ended November 30, 2007

(Unaudited)

Note 11 – Other (Cont’d)

$2,554,904, and reduces the expense related to the issuance of the stock options during the first quarter by $1,205,739 while increasing the additional paid in capital and expense associated with the issuance of the stock option benefit reported at the fiscal year ended May 31, 2007 by $1,167,686.  The Form 10-KSB as at the fiscal year ended May 31, 2007 will be restated.

During the period ended August 31, 2007, the STJMC received notification from the Sino Partner of their intention to consummate the vend-in of the 80,000 MT copper production facility.  This facility is the newly constructed 80,000 MT production capacity facility that is among the identified assets of the Copper Joint Venture, but was pending finalization of the asset transfer subject to completion of construction and other requirements.  Upon notification of the intent to finalize the transfer of the facility, and upon receipt of a preliminary valuation of said assets, STJMC provided a deposit in the amount of US$19,839,433, which amount has been recorded under Long-Term Assets: Prepayment – Related Party on the balance sheet as at August 31, 2007.  During the period ended November 30, 2007 a further deposit of $4,152,080 was provided to the related party in respect of the valuation.  In order to complete the acquisition the Company has commenced the necessary procedures so as to value and register the contribution for accounting purposes, and to provide a basis for reconciliation and adjustment with respect to obligations and commitments under the Joint Venture agreement.  As part of this process a new independent valuation will be conducted on the facility.  Upon receipt of this third party valuation, the deposit provided to the vendor during the current and prior quarters will be adjusted accordingly to reflect the results of the independent valuation and other factors under the Joint Venture agreement.  Certain components of the original asset transfer have not yet fully consummated, that being 41,961 m2 of land, one office building and 22 cars are not under the title of STJMC, and land use rights certificate for 111,672 square meters is still in process.  While all these items are expected to consummate, the Company retains the right to make adjustments as part of the reconciliation process.  The Company has also notified legal counsel of the intent to complete the contribution and requested legal review of all actions required to ensure full and proper title for STJMC.  The completion of this transaction will also require approval of the Board of Directors of STJMC.

With respect to bank account management at SQSS, certain small scale scrap raw material supplier purchase transactions and sales transactions have been occurring in recent periods through a non-Company bank account.  The reason for this has been due to commercial banking facilities not being accessible over the weekends in the operating district, and common business practice occasionally requires a transaction to be consummated outside of banking hours.  To this end, certain transactions have been processed through an employee's personal bank account, for and on behalf of the Company.  The total amount of these transactions in the most recent quarter was approximately RMB 4M,  less then .7% of transaction volume.  This quantity is significantly less than in prior periods, before additional controls were implemented around this practice.  More flexible banking corporate banking facilities are being utilized now, with additional improvements to come.  While there is no indication of impropriety, the Company wishes to cease this practice entirely, and will take the necessary steps to do so prior to the end of the fiscal year.

Subsequent to the quarter the Company announced that it has entered into a formal agreement with Kingsway Capital Limited ("Kingsway"), a member of Hong Kong-based investment bank Kingsway Financial Services Group Limited which specializes in bringing quality China projects to the Hong Kong and Global markets, to act as the Company's sole sponsor for a listing on the Hong Kong Exchange of its copper joint venture and to conduct an initial public offering (“IPO”) for that entity to raise an estimated US$120,000,000 for working capital and production/supply chain development.  In conjunction with these plans, subsequent to the period covered by these financial statements, the Company has incorporated two subsidiaries as follows:

Sino Strategic Metals Ltd. (“SSM”), a 100% controlled Caymen Islands corporation; and

Sino Strategic Holdings Ltd. (“SSH”), a 100% controlled subsidiary of SSM.

TERRA NOSTRA RESOURCES CORP.

Notes to Consolidated Financial Statements for the six months ended November 30, 2007

(Unaudited)

Note 11 – Other (Cont’d)

The IPO is expected to raise the targeted funds by offering of approximately 25% of the issued ordinary shares of SSM.  The Company anticipates spinning off the remaining shares of SSM to the shareholders of Terra Nostra Resources Corp.  Under this plan, the Terra Nostra shareholders of record would receive by way of a dividend, shares of Sino Metals tradable on the Hong Kong Exchange.  The record date for the spin off will be determined by the Board of Directors.  The spin off will be required to meet the regulatory requirements of both the Hong Kong Exchange, the Securities and Exchange Commission and the laws of the State of Nevada, the Company’s state of incorporation.

In conjunction with these plans the Company has advanced a total of US$113,889 to Kingsway in respect of sponsor fees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2007, and 2006, together with notes thereto.

Overview

We currently conduct our operations through our two fifty-one percent (51%) owned Sino Foreign joint ventures, which operate in the stainless steel and copper industries in the PRC.

Stainless Steel

Shandong Quanxin Stainless Steel Co., Ltd. (“SQSS”) is a 51% owned subsidiary of the Company, operating an integrated stainless steel plant in Zibo, Shandong Province, PRC.  SQSS employs three electric-arc furnaces and two AOD refining furnaces in its casting mill with a peak production capability of 230,000 MT.  The downstream strip rolling mill was phased-in during the prior fiscal year and has a production capability of 150,000 MT per annum.  As at the six month period ended November 30, 2007, SQSS sold approximately 14,570 MT of billet stainless steel of various grades, and 37,380 MT of hot roll strip, primarily 304 series, though with an increased quantity of 201 series (approximate 25% of production) during the second quarter.  The facility was operating in a trial production capacity during the same period in the prior fiscal year.

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

Copper

Shandong Jinpeng Copper Co. Ltd. (“STJMC”), our other 51% owned subsidiary, is a producer, seller, and distributor of electrolytic copper, low oxygen copper, value-added copper products, and precious metals, with production locations in Changshan Town and Dongying City, Shandong Province, PRC.  In the six month period ending November 30, 2007, STJMC sales volumes were approximately 15,003 MT of electrolytic copper and value added electrolytic products, and 1,050MT of low-oxygen copper rod.  There were no sales of low-oxygen copper rod during the current quarter.  The amount of gold and silver sold varies widely from period to period based on the mix of scrap and ore used in the production process and precious mineral content of the raw materials.  Precious metals sales made up approximately 0.7% of total sales in the period.  As of the date of this filing we have completed our registered capital funding obligation, which will allow us to secure our certificate of completion from the requisite PRC regulatory bodies.  Upon receipt of the certificate of completion, all necessary documentation will be filed with the appropriate government bodies, and our business license will reflect the amount of the entire capital contribution.

We will need to raise additional working capital for operations and are currently negotiating with a number of potential funders to raise a minimum of $35,000,000, up to $50,000,000, under a qualified financing.  These funds will be used to pay back certain convertible notes, should they not choose to convert and to provide ongoing working capital for the Company.  We cannot at this time be sure that we will be successful in raising the funding required.

The Stainless Steel Casting Line is Operating in Normal Production Mode

Terra Nostra operates a casting mill comprising up to 230,000 MT of production capacity of continuous cast billet stainless steel.  Major equipment of the casting mill includes three 17 MT electric arc furnaces, two AOD furnaces for further refinement of the stainless steel metal products and a continuous casting line with cut off torches.  The casting mill began trial production in late January, 2006 and commenced commercial production levels in April 2007.  The major raw materials include scrap stainless steel sourced through local distributors, including a Sino Partner affiliate, imported scrap steel imported from North America and Europe, and imported nickel, chromium and other special metal alloys.  A portion of the casting output has been sold to downstream fabricators, and the remainder is further processed onsite into stainless steel strip, and sold to manufacturers.  As mentioned previously, the production of billet stainless steel is at a mid level of output, with the primary reason being that additional working capital resources and management to ensure reliable, uninterrupted supply of feedstock materials is required.

The Stainless Steel Strip Line is Operating in Normal Production Mode

The Company has completed construction of a strip rolling line capable of producing up to 150,000 MT per annum, and the operating the line according to customer orders.  Billet stainless steel produced in the casting mill is planned to supply the feed stock for the strip production. We are currently not operating a full capacity due to a lack of sufficient working capital required to produce billet steel, but we expect to be able to remedy that situation upon completion of additional capital raising activities and through cash generated from operations.  As of the date of this filing we have not raised any additional working capital for operations as we had been concentrating all of our fund raising efforts on finalizing our capital contribution for the copper joint venture.  However, our stainless steel operations were profitable in our first quarter ended August 31, 2007, and this quarter ended November 30, 2007, and we may be able to fund ongoing ramp up from internally generated cash flow, further working lines from domestic banks, and certain pre-paid customer orders

The Company is selling through its internal sales department and sales agents. As SQSS is able to increase output, it may be necessary for it to increase its internal sales and marketing department, the external sales network, or both.

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

140,000 MT of Additional Electrolytic Capacity Coming On-line in the Near-Term

STJMC is planning the phasing in of approximately 140,000 MT of production capacity that has been newly constructed by Sino Partner.  One electrolytic facility is located in Dongying, Shandong Province, having operational production capacity of 60,000 MT, and the other is a 80,000 MT constructed but not producing integrated electrolytic facility located in Zhouping, Shandong Province.  These facilities are to be contributed to STJMC by Sino Partner as a component of the assets for the capital contribution obligation under the STJMC JV, as amended.  The effective dates for conveying the assets under the STJMC JV are a function of the parties completing additional legal, accounting and governmental obligations, which have commenced, together with the necessary procedures so as to value and register the contribution for accounting purposes, and to provide a basis for reconciliation and adjustment with respect to obligations and commitments under the Joint Venture agreement.

The operating plan for these un-utilized assets cannot be separated from the financing plan.  The assets represent a near term potential for the Company to embark on a substantial growth phase.  However, realizing this potential is largely a function of the Company raising sufficient capital to feed the plants with raw materials and support the start-up needs of these operations.  The plant at Dongying is operational and is regularly used for production of electrolytic copper through a contractual relationship.  The new 80,000 MT plant has undergone trials of the furnace and casting processes; however, the electrolytic plant will not initiate production trials until at least a portion of the working capital sources are secured.

During this quarter, the Company completed a further component of its capital contribution requirement, in the amount of US$19,854,000, As part of the plan to increase production levels in subsequent periods, STJMC undertook transactions to acquire additional raw materials.  US$12,000,000 was provided to Zouping Regenerated Resources, and US$7,854,000 to Mingtai Copper, both related parties whom have previously supplied raw materials at fair market prices.  This influx of working capital is expected to have a positive impact on operations in the next quarter.

Technology renovations to STJMC 30,000 MT facility substantially completed, VAT discussion

During the quarter STJMC commenced renovations to a portion of its 30,000 MT production facilities in order make certain technological upgrades.  As per the renovation contract, the renovation began in July 2007 and completion of these activities occurred in November 2007.  As of the date of this report, production trials have not yet commenced, as STJMC has been unable to obtain all the necessary VAT payer qualification due to the non-completion of the capital contribution by the Company.  However, with the completion of capital contribution in late December, all required applications for renewal have been undertaken, and STJMC expects to obtain all necessary permits shortly.  During this period, production continued at the Dongying facility as it had during the renovation process.  Upon resumption of production after initial trial runs, the Company expects to achieve higher production efficiency at this facility.  Note that during the quarter, STJMC acquired equipment valued at RMB2.44M from a related party, Zouping Jinwang, as part of the renovation / upgrade.  An independent valuation report is required as part of this transaction, and the Company will undertake such a valuation prior to the end of the third quarter.

Further to the VAT payer qualification matter, a portion of the sales and purchases at the Dongying facility have also been affected, in that STJMC has not been able to fully complete its VAT filings.  The impact is that Accounts Receivable has increased by RMB 82M to RMB 86M as at November 30 compared to August 31, and the Accounts Payable balance increased by RMB 20M to RMB 27M compared with last quarter.  All required tax amounts have been collected or paid, so no tax liability has been incurred.  The return of Accounts Receivable and Payable to routine levels is expected shortly as noted previously, upon completion of the VAT approval process.

Change in STJMC Business Registration Address

STJMC previously undertook a change in its business registration address from Changshan Town of Zouping city to the Zibo High and New Technology Development Zone of Zibo City, as part of its long term vision of creating a substantial base of operations and management control out of Zibo. As a result of this change, STJMC is in a postion whereby its registered office is in a different region than its production base, and is therefore continuing to work with the appropriate government agencies to create subsidiary operating entities, and to transfer all business records.  This is expected to be completed prior to the end of the fiscal year.

Results of Operations

Comparison of 2007 and 2006

For the six month period ended November 30, 2007, the Company reported operating losses of $31,231,496 as compared to an operating profit of $1,446,116, for the six month period ended November 30, 2006.  The Company is reporting total revenues of $300,312,469 for the six month period ended November 30, 2007, versus $111,962,015 in the six month period ended November 30, 2006.  The Company recorded a gross profit of $26,795,842 for the six months ended November 30, 2007, as compared a gross profit of $5,929,531 for the six month period ended November 30, 2006.  The cost of sales for six month period ended November 30, 2007, of $273,516,627 as compared to total cost of sales of $106,032,484 for the six month period ended November 30, 2006, reflects the fact that the Company has emerged from its development stage, and has increased production substantially.  However, management anticipates further improvement in gross margins as:

-

Increases in volume allow fixed labor and overhead costs to be spread out;

-

Volume purchase discounts increase as production quantities continue to ramp up; and

-

Higher initial maintenance and operating costs are being optimized.

During the quarter ending November 30, 2007, there was a decrease in output at SQSS of approximately 5,000 MT, as well as a substitution of approximately 4,000 MT of production with 200 vs 300 series, resulting in a decrease in total revenues at the operating level.  Gross margins also declined due to the increase in 200 series production, a lower margin product.  Both outcomes were as a result of volatility in the price of nickel, therefore, an avoidance of risk exposure at certain times in producing 300 series stainless steel, with its higher nickel content.  For STJMC, sales of electrolytic copper increased slightly, but overall sales decreased due to the non-production of value added items in the Jinpeng facility.

For the six month period ended November 30, 2007, the Operating Expenses increased to $58,027,338 from $4,483,415 for the six month period ended November 30, 2006.  The increase in costs is due to an increase in depreciation and amortization costs from a larger asset base, higher G&A costs in the PRC due to increased overhead costs associated with the ramp-up of SQSS production, and higher G&A costs in North America due primarily to the costs of financing associated with the issuance of warrants, the expense related to certain incentive stock issuances, the expense related to the issuance of convertible debentures, and expense related to the issuance of certain management incentive options. The significant variance in period over period is due primarily to the non-cash costs associated with the financings undertaken in the period.

Interest expenses increased to $4,943,552 in the six month period ended November 30, 2007, from $1,768,522 in the six month period ended November 30, 2006.  The increase to interest expenses was due in part to an increase in the rate of interest charged on certain bank loans, an increase to imputed interest costs primarily for STJMC, as well as the costs associated with the servicing of the new convertible notes.  The proceeds of the funding activities were directed primarily to STJMC to obtain additional raw materials.

The Company reported foreign currency gains of $2,913,575 for the six month period ended November 30, 2007, as compared to $1,353,898 for the six month period ended November 30, 2006, primarily attributed to the strengthening of the PRC RMB as compared to the US dollar.

Loss before minority interest for the six month period ended November 30, 2007, totaled $38,479,933, as compared to a loss before minority interest of $2,855,413 for the six month period ended November 30, 2006.  The change is due to the significant increase in non-cash financing related costs.  The net loss after removal of minority interest is $43,672,619 for the six month period ended November 30, 2007, as compared to a net loss of $3,824,618 in the six month period ended November 30, 2006.

The comprehensive loss for the period ended November 30, 2007, totaled $41,968,569, as compared to a comprehensive loss of $3,073,211 for the period ended November 30, 2006.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of November 30, 2007, the Company has negative working capital of $78,277,454 and shareholders’ equity of                    ($12,945,602) compared with negative working capital of $28,784,699 and shareholders’ equity of $13,067,007 as at May 31, 2007.  These changes primarily reflect an increase to additional paid in capital as a result of new share issuances, adjustments to imputed interest recorded for the fiscal year ended May 31, 2007, booked in the current quarter and the issuance of certain share purchaser warrants and shares in lieu of consulting fees.  Additionally a reduction to retained earnings as a result of the realization of net income during the quarter further increased total shareholders’ equity.  Negative working capital increased as a result of an increase to current liabilities which exceeded the current quarter increase to current assets.  While current inventory and prepaid expenses increased during the current quarter, there was a substantial reduction to accounts receivable.  Current liabilities reflect substantial increases to notes payable, construction costs payable and other liabilities.

Liquidity

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  The operations of the Company as at November 30, 2007, are undertaken by the Subsidiaries, two Sino-Foreign Joint Venture Companies in which the Company holds a 51% interest, operating under the laws of the PRC.  There can be no assurance that the Company will be able to raise the required funds to fulfill its ongoing working capital requirements for its operations or for the operations of it’s two subsidiaries.

The Company has closed its offering of up to $30,000,000 in convertible debentures.  The offering closed on December 31, 2007 and will not be further extended.  Under the $30,000,000 offering the Company raised a total of $24,925,000 by way of convertible debentures.  An amount of $12,500,000 is convertible at $1.75 per share and has a total of 5,714,286, 5 year warrants exerciseable at $1.75 per share.  These convertible notes come due as follows: $6,895,000 due May 27, 2008, $5,605,000 due July 17, 2008.  The balance of $12,425,000 is convertible at $3.25 per shares and has a total of $3,058,463, five year warrants exercisable at $3.25 per share.  These convertible notes come due as follows: $9,650,000 due August 20, 2008, $1,800,000 due September 28, 2008 and $975,000 due September 30, 2008.  The Company will move to raise an additional $35,000,000 to $50,000,000 by way of an equity financing to meet its planned operations and to pay out the convertible notes.   The convertible notes are secured by the pledge of a total of 23,031, 138 shares from the Company’s Chief Executive Officer.  Should the Company be unable to either payback or have the debentures convert as they become due or extend the terms of the debentures then the entire amount of $24,925,000 could be put into default and the note holders would have the right to declare all of the outstanding Principal Amount to be due and payable immediately and, upon request of a majority of the noteholders, cause any or all of the Common Stock pledged to be transferred to the collateral agent to be sold in satisfaction of the Principal Amount owed by the Company.  This could effectively result in a change of control.  Further the Company has a requirement under the terms of the notes to file a registration statement on or before February 20, 2007.  The Company expects to be able to file this registration statement as required under the notes.  If we are able to complete such financing, the proceeds will recapitalize both subsidiary joint ventures, as well as providing working capital for the Company.  The Company’s investment bank has not agreed to underwrite this financing and there are no assurances at this time that the Company will be able to complete an equity financing for the total amount or any other amount.

Sources of Working Capital

During the six month period ended November 30, 2007, the Company's primary sources of working capital have come from revenues generated from our Sino Foreign Joint Ventures, as well as proceeds from certain secured loans, and the net proceeds from sales of common shares as follows:

•

$22,150,000 in gross proceeds from certain secured convertible notes;

•

$743,750 from the exercise of 425,000 warrants at 1.75 per share;

•

$96,500 from the exercise of 55,000 stock options at $1.75 per share

•

$120 in proceeds from the sale of securities at $.001 per share.

•

$3,715,000 in proceeds from short term loans with no specific terms of repayment.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.

CONTROLS AND PROCEDURES

We attempt to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission (the “SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We will be restating our balance sheets as of May 31, 2005 and May 31, 2006 and as a result we anticipate certain restatements to our balance sheets of May 31, 2007.

Management became aware of the requirement to restate our balance sheets for May 31, 2005 and May 31, 2006 upon receipt of a comment letter from the SEC dated September 27, 2005 and various ongoing communications with the SEC since that period, attempting to work through the items raised by the SEC and ongoing comments which made us aware that we had additional disclosure requirements to be compliant with the standards of the Public Company Accounting Oversight Board.  As we had not completed our responses and restatements of the filing of the May 31, 2007, management determined it would also be required to restate the May 31, 2007 Form 10-KSB to reflect those amendments made in the 2005 and 2006 restated filings.

The significant deficiency we found in internal control consisted of insufficient technical accounting resources related to consolidated financial statement preparation and disclosures required under accounting principles generally accepted.

The Company will be restating its consolidated balance sheets for each of the fiscal years ended May 31, 2005 and May 31, 2006 (“2005 and 2006 Restatements”).  Moreover, the Company anticipates that the 2005 and 2006 Restatements will require certain restatements to be made to its consolidated balance sheets of May 31, 2007 (“2007 Restatement”).  Accordingly, as of the date of this quarter report, the Annual Reports affected by the 2005 and 2006 Restatements and the 2007 Restatement have not been amended and should not be relied upon.  The Company is anticipates filing its amended Annual Reports for the fiscal years ended may 31, 2005, 2006 and 2007 as soon as possible.

Remediation Plans

We began taking the remedial steps in fiscal 2007 by retaining new accounting staff and we have recently added new members to our Board of Directors with accounting experience and will finalize our audit committee procedures during the period to be covered by our February, 2008 Form 10-QSB.  In conjunction with our new accounting staff we have retained the services of outside financial consultants to assist the Company in bringing our financial statements compliant with the regulations and to keep management and accounting staff informed as to new accounting treatments and policies to be applied.  Management has realized that it will require a qualified Chief Financial Officer with experience in accounting for public companies and familiarity with operations in China and will be advertising for this officer position during the upcoming quarter.  We recognize that the person with these qualifications required may take some time to identify but we hope to have a Chief Financial Officer retained prior to our filing of our May 2008 Form 10-KSB.  In the meantime, we have made amendments and more indepth analysis to our notes on this current filing and will be working with our accounting staff and our independent consultants and our auditors to ensure we have adequate controls and procedures and disclosure by May 2008 fiscal year end.

As we have just completed our capital contribution pursuant to our Chinese Joint Ventures, we will be also conducting an indepth review of the controls and procedures utlitized by our Joint Venture partner in operations and expect to have operational controls in place by fiscal year ended May 2008.  We have retained an accounting firm in Hong Kong with experience in controls and procedures and accounting in the PRC and they will undertake a mandate to review and report to management of any requirements for remedial steps to be taken in regard to our Joint Venture accounting to ensure it is compliant with both PRC regulations and SEC regulations.

Changes in Internal Controls

As stated here, the Company is currently working on changes to its internal control over financial reporting and hopes to have these changes fully implemented by the end of the fiscal fourth quarter of 2008.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A)

On September 21, 2007 the Company issued a total of 2,050,000 shares of common stock and warrants granting the holder to acquire a total of 2,050,000 shares of common stock at $1.75 per share for a period of five years from the date of issue to an officer and director as compensation for the pledge of a total of 21,031,138 shares in connection with certain secured convertible notes.

(B)

On September 21, 2007 we issued a total of 120,000 shares for cash consideration of $120 pursuant to a contract for financial consulting services.

(C)

On October 19, 2007, the Company accepted further subscriptions under a Securities Purchase Agreement (the “Purchase Agreement”) with two (2) “accredited investors” providing for the purchase and sale of $5,500,000 of 10% Senior Secured Convertible Promissory Notes.

(D)

On October 24, 2007, the Company accepted a further subscription under a Securities Purchase Agreement (the “Purchase Agreement”) with one (1) “accredited investor” providing for the purchase and sale of $104,835 of 10% Senior Secured Convertible Promissory Notes.

(E)

On November 1, 2007, we issued a total of 400,000 shares pursuant to the exercise of 400,000 share purchase warrants at $1.75 per share for cash consideration of $700,000.

(F)

On November 19, 2007we received proceeds totaling $140,000 with respect to the exercise of 55,000 options at $1.75 and 25,000 share purchase warrants at $1.75.  The shares were issued subsequent to the end of the quarter.

(G)

On November 21, 2007, the Company accepted further subscriptions under a Securities Purchase Agreement (the “Purchase Agreement”) with eleven (11) “accredited investors” providing for the purchase and sale of $9,650,000 of 10% Senior Secured Convertible Promissory Notes.

These  securities  were  sold  without registration  under  the  Securities  Act in  reliance  on  Section  4(2) of the Securities  Act.  There were no underwriting costs, discounts or commissions paid in connection with the sale of these securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Board of Directors, at a meeting duly constituted and held on August 13, 2007, approved an increase in the authorized capital of the Company from 100,000,000 common shares to 500,000,000 common shares. By action of written consent, dated October 26, 2007, holders of a total of 31,807,982 outstanding shares of our Common Stock, which number of shares represents a majority of our outstanding shares, voted in favor of the foregoing proposal. As a result, adoption of the Amendment to the Articles of Incorporation was approved.

Each share of Common Stock entitles its holder to one vote on each matter submitted to the shareholders. The affirmative vote of the holders of a majority of our outstanding voting stock is sufficient to approve the Amendment to the Articles of Incorporation.  The Nevada Revised Statute provides that any action which may be taken at a meeting of the shareholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken, shall be signed by the holders of a majority of the outstanding shares entitled to vote.

ITEM 5.  OTHER INFORMATION

On December 28, 2007, the Company accepted a further subscription under a Securities Purchase Agreement (the “Purchase Agreement”) with one (1) “accredited investor” providing for the purchase and sale of $1,800,000 of 10% Senior Secured Convertible Promissory Notes convertible at $3.25 per share.

On December 31, 2007, the Company accepted a further subscription under a Securities Purchase Agreement (the “Purchase Agreement”) with one (1) “accredited investor” providing for the purchase and sale of $975,000 of 10% Senior Secured Convertible Promissory Notes, convertible at $3.25 per share.

The Company will be restating its consolidated balance sheets for each of the fiscal years ended May 31, 2005 and May 31, 2006 (“2005 and 2006 Restatements”).  Moreover, the Company anticipates that the 2005 and 2006 Restatements will require certain restatements to be made to its consolidated balance sheets of May 31, 2007 (“2007 Restatement”).  Accordingly, as of the date of this quarter report, the Annual Reports affected by the 2005 and 2006 Restatements and the 2007 Restatement have not been amended and should not be relied upon.  The Company is anticipates filing its amended Annual Reports for the fiscal years ended may 31, 2005, 2006 and 2007 as soon as possible.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of January, 2008.

TERRA NOSTRA RESOURCES CORP

By:    /s/ Sun Liu James Po

Name:  Sun Liu James Po

Title:   Principal Executive Officer

By:    /s/ Donald Nicholson

Name:  Donald Nicholson

Title:   Principal Financial Officer