Form 10QSB
period 2008-02-29
TERRA NOSTRA RESOURCES CORP.
filed 2008-04-22
CIK 1167370

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

60,800,332 common shares outstanding as of April 15, 2008.

Transitional Small Business Disclosure Format:   Yes ☐  No ☑

TERRA NOSTRA RESOURCES CORP.

i

PART I

ITEM 1.   FINANCIAL STATEMENTS

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	2-3

Consolidated Statements of Operations	4-5

Consolidated Statements of Cash Flows	6-7

Notes to Unaudited Consolidated Financial Statements	8-22

TERRA NOSTRA RESOURCES CORP.

Consolidated Balance Sheets

(US$)	February 29, 2008	May 31, 2007
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	7,172,802	26,828,106
Cash - Restricted	464,409	9,803,152
Accounts Receivable, Net	36,962,543	453,669
Accounts Receivable - related party	37,079	734
Other Receivables, Net	12,149,340	5,041,313
Other Receivables - Related party	15,265,319	40,509,989
Inventory	51,176,432	24,337,857
Prepaid Expenses	19,122,120	1,357,255
Prepaid Expenses - Related party	18,613,366	84,135
Total Current Assets	160,963,410	108,416,210

Long-Term Assets
Investment	4,234,098	4,133,884
PP&E	72,269,736	64,719,791
Less: Accumulated Depreciation	(11,107,535)	(8,087,684)
Construction Materials	385	1,821
Construction in Progress	3,953,124	5,630,124
Intangible Assets	11,446	13,023
Land Use Rights	5,213,333	5,061,473
Prepayment – related party	24,983,816	-
Total Long-Term Assets	99,558,403	71,472,432

Other Assets
Deferred financing costs	2,728,043	-
Other Assets	35,063	58,757
	2,763,106	58,757

Total Assets	263,284,919	179,947,399

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	11,631,915	2,984,356
Accounts Payable - related party	600,685	61,516
Bank Loans, Short Term	67,254,919	48,963,480
Notes Payable, Other	4,630,021	19,998,431
Land Use Rights Payable	2,105,000	2,105,000
Construction Costs Payable	8,686,578	9,655,714
Construction Costs Payable - related party	1,795,379	1,843,181
Taxes Payable	12,846,543	5,702,851
Convertible Notes	33,660,878	-
Other Liabilities	8,587,930	12,035,720
Other Liabilities - Related Party	41,378,512	33,850,660
Total Current Liabilities	193,178,360	137,200,909

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES CORP.

Consolidated Balance Sheets (Continued)

(US$)	February 29, 2008	May 31, 2007
	(Unaudited)	(Audited)

Minority interest	40,955,711	29,679,483
Commitment and Contingencies	-	-
Shareholders' Equity
Class A Common Stock - authorized 100,000,000 shares with a par value of $0.001; 60,800,332 issued and outstanding as at February 29, 2008; 52,762,332 issued and outstanding as at May 31, 2007.	60,799	52,762
Additional Paid in Capital	63,380,113	40,455,770
Accumulated Other Comprehensive Income	6,863,973	4,225,848
Retained Earnings (Deficit)	(41,154,038)	(31,667,373)
Total Shareholders' Equity	29,150,847	13,067,007

Total Liabilities and Shareholders' Equity	263,284,918	179,947,399

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES

Consolidated Statements of Operations

(US$)	3 Months Ended		9 Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Revenues	108,788,889	41,254,575	409,101,358	153,216,590
Cost of Sales	97,437,956	42,517,572	370,954,583	148,550,056
Gross Profit/ (Loss)	11,350,933	(1,262,997)	38,146,775	4,666,534

Expenses:
Selling	40,436	69,850	216,013	177,142
General and Administrative - North America	740,310	419,801	10,706,566	2,380,691
General and Administrative - PRC	27,759	1,916,095	2,803,323	2,881,757
General and Administrative Hong Kong	83,153	-	83,153	-
Amortization of deferred financing costs	1,546,053	-	2,058,696	-
Depreciation and Amortization	1,024,223	888,142	2,807,063	2,337,713
Total Expenses	3,461,934	3,293,888	18,674,814	7,777,303

Operating Profit / (Loss)	7,888,999	(4,556,885)	19,471,961	(3,110,769)

Investment Income (Expense)	-	-	-	8,606
Interest (Expense)	(4,667,089)	(933,834)	(9,610,641)	(2,702,356)

Other Income / (Expense)
Other business income / (expenses) net	(671)	(145,158)	15,274	(258,797)
Non-operating income / (expenses) net	(124,487)	589	(109,904)	(71,655)
Derivative Income (Expenses)	37,621,722	-	(5,192,736)	-
Income / (Loss) Before Income Tax	40,718,474	(5,635,288)	4,573,954	(6,134,971)
Provision for Income Tax	1,374,482	-	3,709,895	2,355,730

Income / (Loss) Before Minority Interest	39,343,992	(5,635,288)	864,059	(8,490,701)
Minority Interest	(2,857,958)	1,895,812	(8,050,644)	926,607

Net Income (Loss)	36,486,034	(3,739,476)	(7,186,585)	(7,564,094)

Other Comprehensive Income:
Foreign Currency Translation Adjustment	4,780,545	764,109	7,694,120	2,118,004
Minority Interest's Share	(2,009,959)	(343,369)	(3,219,484)	(945,859)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES Consolidated Statements of Operations (Continued)
(US$)	3 Months Ended		9 Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Comprehensive Income (Loss)	39,256,620	(3,318,736)	(2,711,949)	(6,391,949)

Income (Loss) Per Share - weighted average	$0.61	($0.08)	$0.13	($0.15)
Income (Loss) Per Share - fully diluted	$0.41	($0.08)	$0.11	($0.15)

Weighted Average Number of Shares	59,651,376	49,206,448	56,018,346	49,186,448
Fully Diluted Number of Shares	81,594,412	49,208,202	78,724,337	49,188,202

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES

Consolidated Statements of Cash Flows

	Nine Months Ended
	February 29, 2008	February 28, 2007
Cash Flows From Operating Activities
Net Income (Loss)	(7,186,585)	(7,564,094)
Adjustment to Reconcile Net Loss to Net Cash provided by (used in) Operating Activities:
Depreciation	2,807,063	2,337,713
Minority Interest	8,050,644	(926,607)
Provision for Bad Debts	894,111	-
Provision for Inventory Loss	(40,842)	-
Amortization of deferred financing costs	2,058,696	-
Issue warrant as compensation	2,337,000	-
Issue stock options	5,992,506	-
Derivative expense	5,192,736	-
Imputed interest	2,063,066	-
Shares issued for services	4,590
Interest accrued on convertible notes	3,470,640	-
Changes in Assets and Liabilities:
Accounts Receivable	(37,439,330)	7,584,474
Accounts Receivable –Related Party	-	(58,075)
Other Receivables	(7,108,027)	1,002,288
Other Receivables - Related Party	25,244,670	(13,925,085)
Notes Receivable	-	62,353
Inventory	(26,797,733)	6,970,810
Prepaid Expenses	(17,764,865)	1,655,979
Prepaid Expenses - Related Party	(18,529,231)	1,385,680
Accounts Payable	9,186,728	50,495
Accounts Payable – Related Party	-	(13,669)
Tax Payable	7,143,692	(4,556,797)
Convertible Notes	22,202,221	-
Other Liabilities	(3,878,604)	(100,842)
Other Liabilities - Related Party	7,527,852	9,369,302
Net Cash Flows provided by (used in) Operating Activities	(14,569,026)	3,273,925

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(7,489,018)	(15,868,389)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TERRA NOSTRA RESOURCES

Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended
	February 29, 2008	February 28, 2007
Construction Materials	1,436	40,623
Construction in Progress	1,677,000	12,044,271
Construction Costs Payable	(1,016,938)	1,176,225
Construction Costs Payable – Related Party	-	1,212,403
Short Term Investment	-	24,941
Land Use Right Payable	-	(609,268)
Investment in Intangible Assets	1,577	(13,659)
Deferred Assets	23,694	72,711
Investment	(100,214)	38,836
Long Term prepayment - Related Party	(24,983,816)	-
Net Cash Flows provided by (used in) Investing Activities	(31,886,278)	(1,881,306)

Cash Flows from Financing Activities:
Proceeds from Borrowings	18,291,439	2,492,805
Cash Pledged to Bank	9,338,743	5,193,622
Notes Payable	(15,368,410)	(6,687,132)
Capital Contributions	6,844,110	100,000
Net Cash Flows provided by/(used in) Financing Activities	19,105,881	1,099,295

Net Increase (Decrease) in Cash	(27,354,686)	2,491,914
Effect of Exchange Rates on Foreign Currency Transactions	7,694,120	2,118,004
Cash - Beginning of Period	26,828,106	19,348,547
Cash - End of Period	7,172,802	23,958,465

Supplemental Cash Flow Disclosures:
Interest Paid	2,228,315	2,971,782
Income Tax Paid	3,018,354	7,459,040

Non cash transactions
Shares issued for services provided	4,590
Amortization of deferred financing costs	2,058,696	-
Issue Warrant as Compensation	2,337,000	-
Issue Stock Option	5,992,506	-
Derivative Expense	5,192,736	-
Imputed Interest	2,063,066	-
Interest Accrued for Convertible Notes	3,470,640	-
Total	21,119,234

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

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

The current period consolidated financial statements also include the balance sheets, statements of operations and cash flows of two new subsidiaries as follows:

Sino Strategic Metals Ltd. (“SSM”), a 100% controlled Cayman Islands corporation; and

Big Jump Holdings Inc. (“BJH”), a 100% controlled Hong Kong Corporation.

SSM has incorporated a further subsidiary as follows:

Sino Strategic Holdings Ltd. (“SSH”), a 100% controlled Hong Kong Corporation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital and there can be no assurance that the Company will be able to raise the required funds to expand its JV operations according to current plans. The Company plans to continue to raise equity and/or debt financing until such time as revenues are sufficient to meet all needs of the ramp-up and expansion plans presently underway for the copper and stainless facilities. The interim unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During this current quarter, the Company completed its capital contribution requirement. Therefore, the risk of diminished ownership percentage in STJMC and SQSS as a result of the non-completion of capital contribution has been eliminated. The Company is now entitled to the repatriation of profits from the joint venture operations, according to PRC regulations governing such repatriation, and as per the relevant sections of the joint venture agreements and articles of associations of the joint venture companies.  The joint venture boards will make such a determination after May 2008 in regards to the prior calendar year, taking into consideration to the operating capital requirements of the joint venture operations, amongst other considerations.

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of February 29, 2008 and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Summary of principal accounting policies

Financial Instruments

Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii)

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 2 – Summary of principal accounting policies

Financial Instruments (Cont’d)

conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, and convertible notes payable that we have concluded is more akin to debt than equity.

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

As of February 29, 2008, estimated fair values and respective carrying values of our convertible notes payable are as follows:

Convertible Notes Payable:	Carrying Value	Fair Value
$6,895,165 face value convertible notes due May 28, 2008	$ (5,392,985)	$ (7,302,518)
$5,604,835 face value convertible notes due July 19, 2008	(433,961)	(5,884,431)
$9,650,000 face value convertible notes due August 21, 2008	(447,913)	(10,075,488)
$1,800,000 face value convertible notes due September 28, 2008	(50,086)	(1,869,843)
$975,000 face value convertible notes due September 30, 2008	(27,130)	(1,012,231)

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The following table summarizes the components of derivative liabilities as of February 29, 2008:

Our financing arrangements giving rise to derivative financial instruments:	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$6,895,165 face value convertible notes due May 28, 2008	$ (4,566,569)	$ (5,707,778)	$ (10,274,347)
$5,604,835 face value convertible notes due July 19, 2008	(4,025,873)	(4,634,782)	(8,660,655)
$9,650,000 face value convertible notes due August 21, 2008	(2,550,569)	(3,612,247)	(6,162,816)
$1,800,000 face value convertible notes due September 28, 2008	(488,492)	(674,142)	(1,162,634)
$ 975,000 face value convertible notes due September 30, 2008	(265,500)	(365,160)	(630,660)
	$ (11,897,003)	$ (14,994,109)	$ (26,891,112)

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 2 – Summary of principal accounting policies

Financial Instruments (Cont’d)

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, puts and redemption features embedded in hybrid debt instruments, we generally use the Monte Carlo Simulation valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing for the quarterly period ended February 29, 2008.

Our financing arrangements giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$6,895,165 face value convertible notes due May 28, 2008	$ 8,955,834	$ 6,158,840	$ 15,114,674
$5,604,835 face value convertible notes due July 19, 2008	7,007,645	5,056,778	12,064,423
$9,650,000 face value convertible notes due August 21, 2008	5,599,969	3,860,950	9,460,919
$1,800,000 face value convertible notes due September 28, 2008	1,051,754	795,013	1,846,767
$ 975,000 face value convertible notes due September 30, 2008	569,100	430,536	999,636
	$ 23,184,302	$ 16,302,117	$ 39,486,419

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing for the year to date period ended February 29, 2008.

Our financing arrangements giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$6,895,165 face value convertible notes due May 28, 2008	$ (2,710,785)	$ (3,895,020)	$ (6,605,805)
$5,604,835 face value convertible notes due July 19, 2008	5,137,232	3,401,847	8,539,079
$9,650,000 face value convertible notes due August 21, 2008	5,617,785	3,893,018	9,510,803
$1,800,000 face value convertible notes due September 28, 2008	1,051,754	795,013	1,846,767
$ 975,000 face value convertible notes due September 30, 2008	569,100	430,536	999,636
	$ 9,665,086	$ 4,625,394	14,290,480
Day-one derivative losses:
$5,604,835 face value convertible notes due July 19, 2008			(11,594,898)
$9,650,000 face value convertible notes due August 21, 2008			(6,023,617)
Total derivative income (expense)			$ (3,328,035)

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 2 – Summary of principal accounting policies

Financial Instruments (Cont’d)

Our derivative liabilities as of February 29, 2008, and our derivative losses during the quarterly and year to date period ended February 29, 2008 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

•

The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock decreased from $5.04 on November 30, 2007 to $2.70 on February 29, 2009. The lower stock prices had the effect of significantly decreasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with charges to derivative expense.

•

In connection with our accounting for two of the convertible financings we encountered the unusual circumstance of day-one derivative losses related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $17,618,515. We did not enter into any other financing arrangements during the periods reported that reflected day-one loss.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of February 29, 2008:

Our financing arrangements giving rise to derivative financial instruments and indexed shares:	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$6,895,165 face value convertible notes due May 28, 2008	3,940,094	3,152,075	7,092,169
$5,604,835 face value convertible notes due July 19, 2008	3,202,763	2,562,210	5,764,973
$9,650,000 face value convertible notes due August 21, 2008	2,969,231	2,375,385	5,344,616
$1,800,000 face value convertible notes due September 28, 2008	553,846	443,077	996,923
$975,000 face value convertible notes due September 30, 2008	300,000	240,000	540,000
	10,965,934	8,772,747	19,738,681

During December 2006, the Financial Accounting Standards Board released FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the standard provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of February 29, 2008, our management concluded that registration payments are not probable.

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

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 3 – Summary of Related party transactions (Cont’d)

Though there were no sales to this customer during the current quarter, through the nine months to February 29, 2008, Dongying Fangyuan Copper Ltd. (“DYFY”) remains STJMC’s largest customer.  Sales volume from STJMC to DYFY for the nine month period to February 29. 2008 equaled $US17,714,311.  These levels of sales represented 11% of STJMC’s sales over the current nine month period.  DYFY is a related party by common ownership, with one of the PRC shareholders’ in the joint ventures with Terra Nostra being a minority owner in DYFY.  This related party is, like STJMC, a processor of cathode copper for sale and distribution in the PRC.  As the name implies, DYFY is located in Dongying, Shandong Province, which is strategically located near a seaport and the Shengli oilfield (“Shengli”).  DYFY supplies cathode copper to Shengli; however, they are at times unable to meet the demand of Shengli.  Consequently, DYFY will purchase cathode copper from STJMC and resells the copper to Shengli as the need arises.  Note that during the three months ending February 29, 2008, there were no sales to DYFY as they were able to meet Shengli demand during this period.  Sales to DYFY may resume in the future as market circumstances dictate.

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

The business rationale for STJMC’s operating from DYFY is logistical.  Not only is the DYFY site located nearer to the Shengli Oil Fields, but closer to the Dongying port facility where scrap copper (i.e., raw materials for the production of electrolytic copper), when purchased, lands from its origins in Guangdong Province in the Southeast of China.

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

On February 29, 2008 the Company received an exercise notice and cash consideration totaling $568,750 with respect to the exercise of 325,000 share purchase warrants at $1.75 per share from an officer and director.  The shares were issued subsequent to the end of the quarter.

On February 29, 2008 the Company received an exercise notice and cash consideration totaling $218,750 with respect to the exercise of 125,000 stock options at $1.75 per share by an officer and director of the Company. The shares were issued subsequent to the end of the quarter.

Note 4 – Segment Analysis

The following table analyzes the division of assets and key statement of operations items, by segment:

(in US$000’s)

Nine Months to February 29, 2008	Stainless Steel	Copper Products	Other	Total

Revenue from external customers	245,473	145,914	0	391,387
Revenue from related parties	0	17,714	0	17,714
Segment profit / (loss) before minority interest	16,923	14,269	(30,328)	864
Segment total assets	118,063	141,655	3,567	263,285

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 5 – Contingencies

SQSS had the following contingent liabilities as at February 29, 2008:

i.)

SQSS has granted bank guarantees equal to US$6,318,782 on behalf of a related party and received no collateral or compensation for acting as guarantor.

STJMC had the following contingent liabilities as at February 29, 2008:

i.)

STJMC has granted bank guarantees equal to US$8,443,806 on behalf of related parties and received no collateral or compensation for acting as guarantor.

ii.)

STJMC made purchases and sales during the year ending May 31, 2007 and the nine month period ended  February 29, 2008, which, though verified, were not supported by the type of VAT invoices that are mandated for such transactions in PRC.  It is noted that the tax authorities of PRC have broad discretion in matters that may arise in tax audits that are conducted from time to time.  There is a risk that the tax authorities could decide at their discretion that these purchases are not allowable for tax deduction purposes and, in this event, the financial impact to the Company could be material.  Neither, the Company, the Senior Partner, nor its auditors know of any precedent for such action in PRC; however, such risk may exist.  Further, the tax code does not specifically provide for this type of action.

iii.)

Tax adjustments with respect to STJMC operations have not yet been processed by STJMC with respect to income taxes as filed and un-reconciled tax accounts in the Company’s general ledgers, and therefore potential tax payments which may be required to be remitted to the tax bureau remain unpaid.  The Company is currently assessing any contingent liabilities with respect to this situation, together with the impact of STJMC having applied for a general tax holiday, consistent with it having completed the required capital contribution. Included in these amounts are income tax totaling RMB$7.5 million and other taxes amounting to RMB $674,000.

Note 6- Commitments

SQSS has commitments to various suppliers and contractors amounting to US$6,799,852 as at February 29, 2008.  These outstanding commitments are contemplated to be funded by May 31, 2008.

STJMC entered into an electrolytic copper production line leasing agreement on April 23, 2007 with Dongying Fangyuan Copper Co. Ltd., which is a related party by common ownership.  The agreement covers the period from April 23, 2007 to April 23, 2009 and provides for an annual rental fee of RMB 4,700,000 (approximately US$635,000).  STJMC began using the production line during April 2007.

Note 7 – Inventory

As at February 29, 2008 and May 31, 2007 respectively the Company has the following inventory on hand:

	February 29, 2008	May 31, 2007
Raw Materials	33,946,727	6,496,808
Work in progress	12,548,699	11,694,447
Finished goods	4,641,380	6,089,598
Sundry	39,626	57,004
Total	51,176,432	24,337,857

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 8 – Common Stock (Cont’d)

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

(B)

On June 20, 2007, we issued a total of 120,000 shares for cash consideration of $120 pursuant to a contract for financial consulting services.  .

(C)

On August 8, 2007, we issued a total of 3,000 shares pursuant to a contract for investor relations.

(D)

On September 21, 2007, we issued a total of 2,050,000 shares of common stock and warrants granting the holder to acquire a total of 2,050,000 shares of common stock at $1.75 per share, as more fully described in Note 3 above.

(E)

On September 21, 2007, we issued a total of 120,000 shares for cash consideration of $120 pursuant to a contract for financial consulting services.  .

(F)

On November 1, 2007, we issued a total of 400,000 shares pursuant to the exercise of 400,000 share purchase warrants at $1.75 per share for cash consideration of $700,000.

(G)

On November 19, 2007, we received proceeds totaling $140,000 with respect to the exercise of 55,000 options at $1.75 and 25,000 share purchase warrants at $1.75.  The shares were issued subsequent to the end of the quarter.

(H)

On December 27, 2007, the Company issued a total of 120,000 shares for cash consideration of $120 pursuant to a contract for financial consulting services.  The contract was terminated effective December 31, 2007.  Any cash payments under the contract will terminate effective January 31, 2008.  There are no further requirements for share issuances.

(I)

On February 5, 2008, the Company received proceeds totaling $210,000 with respect to the exercise of 120,000 employee stock options at $1.75 per share.  The shares were issued during the quarter.

(J)

On February 29, 2008, the Company received proceeds totaling $1,793,750 with respect to the exercise of 125,000 options at $1.75 per share and 900,000 share purchase warrants at $1.75 per share. The shares were issued subsequent to the end of the quarter.

(K)

During the quarter ended November 30, 2007, the Company granted a total of 4,450,000 options under its 2007 Stock Option and Stock Award Plan (the “Plan) and set the exercise price for the stock options granted at $1.75 per share, which price represents 100% of the closing price of the Company's shares on the date of grant.  All options granted under the plan vested immediately. Upon the grant of the 4,450,000 options the Plan, which allows 9,000,000 shares of common stock to be granted to employees, officers, directors and consultants, became fully utilized.  Concurrent with the new option grants, the Plan Administrator also re-priced 2,550,000 options previously granted under the 2007 Plan from $2.75 to $1.75 per share and extended the term to ten (10) years. The re-priced options also vested immediately upon the date of re-pricing.

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

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 8 – Common Stock (Cont’d)

The fair value of 4,450,000 options granted totals $5,882,948 which amount has been expensed and recorded in the Shareholder's Equity.

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

On November 19, 2007, the Company received proceeds totaling $96,250 with respect to the exercise of 55,000 stock options.

On February 5, 2008, the Company received proceeds totaling $210,000 with respect to the exercise of 120,000 stock options.

On February 29, 2008, the Company received proceeds totaling $218,750 with respect to the exercise of 125,000 stock options.

The table below summarizes information with respect to stock options outstanding as of February 29, 2008:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable
$1.75	6,700,000	Up to February 20, 2017	6,700,000

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 8 – Common Stock (Cont’d)

The Company follows Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS 148, “Stock Based Compensation – Transition and Disclosure – and amendment of FASB Statement No. 123” , which requires recognition of compensation expense for grants of stock, stock options and other equity instruments over the vesting periods of such grants based on the estimated grant date fair values of those grants.

All options and awards granted under the current Plan became vested on grant date and therefore the associated compensation expense was recognized at the date of grant, and is included in the Company’s net income and income per share calculations during the quarter. The pro forma net income and earnings per share for basic and diluted are the same as reported in the income statement.

Note 9—10% Senior Secured Convertible Promissory Note Financings

Convertible promissory notes consist of the following financings as of February 29, 2008:

Carrying Value
10% face value $6,895,165 convertible promissory notes issued August 28, 2007 and due on May 28, 2008, at discounted value, net of amortization of $2,093,863	$ 5,392,985
10% face value $5,604,835 convertible promissory notes issued October 19, 2007 and due on July 19, 2008, at discounted value, net of amortization of $433,961	433,961
10% face value $9,650,000 convertible promissory notes issued November 21, 2007 and due on August 21, 2008, at discounted value, net of amortization of $447,913	447,913
10% face value $1,800,000 convertible promissory notes issued December 28, 2007 and due on September 28, 2008, at discounted value, net of amortization of $50,086	50,086
10% face value $975,000 convertible promissory notes issued December 31, 2007 and due on September 30, 2008, at discounted value, net of amortization of $27,130	27,130
$ 6,352,075

On August 28, 2007, October 19, 2007, November 21, 2007, December 28, 2007, and December 31, 2007 we issued $6,895,165, $5,604,835, $9,650,000, $1,800,000, and $975,000 respectively of 10.0% convertible notes payable, due May 28, 2008, July 19, 2008, August 21, 2008, September 28, 2008, and September 30, 2008 plus warrants to purchase 3,152,075, 2,562,210, 2,375,385, 443,077, and 240,000 shares of our common stock with a strike prices of $1.75, $1.75, $3.25, $3.25 and $3.25 for a period of five years. The convertible notes are convertible into a our common shares based upon fixed conversion prices of $1.75, $1.75, $3.25, $3.25 and $3.25 but are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. The holder has the option to redeem the convertible notes payable for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). In addition, we extended registration rights to the holder that requires registration and continuing effectiveness thereof; we would be required to pay monthly liquidating damages of 1.5% (capped at 18%) for defaults under this provision.

We received net proceeds of $6,175,564, $5,126,298, $8,675,678, $1,635,324, and $975,000 from the August 28, 2007, October 19, 2007, November 21, 2007, December 28, 2007, and December 31, 2007 financing arrangements. Incremental, direct financing costs of $1,063,633, $1,422,886, $1,952,629, and $347,591 (including placement agent warrants valued at $181,276, $803,663, $750,525 and $146,915 using the Black-Scholes-Merton valuation technique) are included in deferred financing costs and are subject to amortization using the effective method. Accumulated amortization of deferred financing costs, which is included in interest expense, during the current quarterly period, amounted to $1,546,053.

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 9—10% Senior Secured Convertible Promissory Note Financings (Cont’d)

In our evaluation of these financing transactions, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value. Derivative financial instruments are carried initially and subsequently at their fair values.

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

Derivative fair values on the inception date of each financing transaction were as follows:

	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$6,895,165 face value convertible notes due May 28, 2008	$ (1,855,784)	$ (1,812,759)	$ (3,668,543)
$5,604,835 face value convertible notes due July 19, 2008	(9,163,105)	(8,036,629)	(17,199,734)
$9,650,000 face value convertible notes due August 21, 2008	(8,168,354)	(7,505,265)	(15,673,619)
$1,800,000 face value convertible notes due September 28, 2008	(1,540,246)	(1,469,154)	(3,009,400)
$975,000 face value convertible notes due September 30, 2008	(834,600)	(795,696)	(1,630,296)
	$ (21,562,089)	$ (19,619,503)	$ (41,181,592)

Derivative fair values at February 29, 2008 were as follows:

	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$6,895,165 face value convertible notes due May 28, 2008	$ (4,566,569)	$ (5,707,778)	$ (10,274,347)
$5,604,835 face value convertible notes due July 19, 2008	(4,025,873)	(4,634,782)	(8,660,665)
$9,650,000 face value convertible notes due August 21, 2008	(2,550,569)	(3,612,247)	(6,162,816)
$1,800,000 face value convertible notes due September 28, 2008	(488,492)	(674,142)	(1,162,634)
$975,000 face value convertible notes due September 30, 2008	(265,500)	(365,160)	(630,660)
	$ (11,897,003)	$ (14,994,109)	$ (26,891,112)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception dates of the financings are illustrated in the following tables:

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 9—10% Senior Secured Convertible Promissory Note Financings (Cont’d)

	Compound Derivatives	Warrant Derivatives
$6,895,165 face value convertible notes due May 28, 2008 and related warrants: Conversion or strike price	$1.75	$1.75
Volatility	126%-158%	86%-96%
Equivalent term (years)	0.5-0.7	1.9-2.0
Risk-free rate	3.26%-4.36%	3.0%-4.1%
Credit-risk adjusted yield	7.1%-7-8%	--
Interest-risk adjusted rate	9.1%-10.0%	--
Dividends	--	--

	Compound Derivatives	Warrant Derivatives
$5,604,835 face value convertible notes due July 19, 2008 and related warrants: Conversion or strike price	$1.75	$1.75
Volatility	145%-148%	96%
Equivalent term (years)	0.5-0.6	2.0
Risk-free rate	3.26%-3.9%	3.0%-3.8%
Credit-risk adjusted yield	7.1%-7.5%	--
Interest-risk adjusted rate	9.1%-9.3%	--
Dividends	--	--

	Compound Derivatives	Warrant Derivatives
$9,650,000 face value convertible notes due August 21, 2008 and related warrants: Conversion or strike price	$3.25	$3.25
Volatility	143%-145%	96%-101%
Equivalent term (years)	0.6-0.7	2.0
Risk-free rate	3.18%-3.26%	3.0%-3.0%
Credit-risk adjusted yield	7.0%-7.1%	--
Interest-risk adjusted rate	9.2%	--
Dividends	--	--

	Compound Derivatives	Warrant Derivatives
$1,800,000 face value convertible notes due September 28, 2008 and related warrants: Conversion or strike price	$3.25	$3.25
Volatility	142%-145%	107%
Equivalent term (years)	0.69	2.00
Risk-free rate	3.34%	3.12%
Credit-risk adjusted yield	7.30%	--
Interest-risk adjusted rate	9.1%-9.3%	--
Dividends	--	--

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 9—10% Senior Secured Convertible Promissory Note Financings (Cont’d)

	Compound Derivatives	Warrant Derivatives
$975,000 face value convertible notes due September 30, 2008 and related warrants: Conversion or strike price	$3.25	$3.25
Volatility	142%-145%	107%
Equivalent term (years)	0.69	2.00
Risk-free rate	3.34%	3.05%
Credit-risk adjusted yield	7.30%	--
Interest-risk adjusted rate	9.1%-9.3%	--
Dividends	--	--

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of February 29, 2008 are illustrated in the following tables:

	Compound Derivatives	Warrant Derivatives
$6,895,165 face value convertible notes due May 28, 2008 and related warrants: Conversion or strike price	$1.75	$1.75
Volatility	121%-147%	119%
Equivalent term (years)	0.234	1.80
Risk-free rate	1.77%	1.65%
Credit-risk adjusted yield	6.05%	--
Interest-risk adjusted rate	7.1%-7.8%	--
Dividends	--	--

	Compound Derivatives	Warrant Derivatives
$5,604,835 face value convertible notes due July 19, 2008 and related warrants: Conversion or strike price	$1.75	$1.75
Volatility	133%-135%	119%
Equivalent term (years)	0.371	1.83
Risk-free rate	1.77%	1.65%
Credit-risk adjusted yield	6.05%	--
Interest-risk adjusted rate	7.5%-8.1%	--
Dividends	--	--

	Compound Derivatives	Warrant Derivatives
$9,650,000 face value convertible notes due August 21, 2008 and related warrants: Conversion or strike price	$3.25	$3.25
Volatility	122%-149%	116%
Equivalent term (years)	0.472	1.90
Risk-free rate	1.77%	1.65%
Credit-risk adjusted yield	6.05%	--
Interest-risk adjusted rate	7.8%-8.3%	--
Dividends	--	--

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 9—10% Senior Secured Convertible Promissory Note Financings (Cont’d)

	Compound Derivatives	Warrant Derivatives
$1,800,000 face value convertible notes due September 28, 2008 and related warrants: Conversion or strike price	$3.25	$3.25
Volatility	112%-142%	116%
Equivalent term (years)	0.57	1.93
Risk-free rate	1.77%	1.65%
Credit-risk adjusted yield	6.05%	--
Interest-risk adjusted rate	7.9%-8.4%	--
Dividends	--	--

	Compound Derivatives	Warrant Derivatives
$975,000 face value convertible notes due September 30, 2008 and related warrants: Conversion or strike price	$3.25	$3.25
Volatility	112%-142%	116%
Equivalent term (years)	0.57	1.93
Risk-free rate	1.77%	1.65%
Credit-risk adjusted yield	6.05%	--
Interest-risk adjusted rate	7.9%-8.4%	--
Dividends	--	--

Note 10 – Warrants

The Company had outstanding warrants to purchase 17,701,023 and 7,898,000 shares of its common stock at February 29, 2008 and May 31, 2007, respectively, at prices ranging from $1.75 to $5.00 per share.

The following schedule shows the warrants outstanding and changes made during nine month period ended February 29, 2008:

	Number	Weighted Average Exercise Price

Warrants outstanding May 31, 2007	7,898,000	$3.96

Changes during the nine month period ended February 29, 2008:
Issued	15,676,023	2.07
Exercised	(1,325,000)	1.75
Expired	(4,548,000)	4.65

Warrants outstanding February 29, 2008	17,701,023	$2.46

Warrants outstanding at February 29, 2008 expire as follows:

Year	Number of shares
FYE May 31, 2008	3,300,000
FYE May 31, 2009	50,000
FYE May 31, 2011	2,675,000
FYE May 31, 2013	11,676,023

Where appropriate an allocation has been made between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 11 – Other

During the quarter ended August 31, 2007, the Company recorded an adjustment to imputed interest calculated on those related party loans during the fiscal year ended May 31, 2007.  This adjustment is reflected in the retained earnings for the prior years, as well as additional paid in capital and accumulated other comprehensive income.  During the last quarter the Company recorded an adjustment to the fair value of 2,550,000 stock options granted during the fiscal year ended May 31, 2007.  This adjustment is reflected in the retained earnings for the prior year, as well as additional paid in capital and accumulated other comprehensive income.  The effect of these adjustments reduces the additional paid in capital reported in the first quarter of the current fiscal year by $2,554,904, and reduces the expense related to the issuance of the stock options during the first quarter by $1,205,739 while increasing the additional paid in capital and expense associated with the issuance of the stock option benefit reported at the fiscal year ended May 31, 2007 by $1,167,686.  As a result, the Form 10-KSB as at the fiscal year ended May 31, 2007 will be restated.

During the period ended August 31, 2007, STJMC received notification from the Sino Partner of their intention to consummate the vend-in of the 80,000 MT copper production facility.  This facility is the newly constructed 80,000 MT production capacity facility that is among the identified assets of the Copper Joint Venture, but was pending finalization of the asset transfer subject to completion of construction and other requirements.  Upon notification of the intent to finalize the transfer of the facility, and upon receipt of a preliminary valuation of said assets, STJMC provided a deposit in the amount of US$19,839,433, which amount was recorded under Long-Term Assets: Prepayment – Related Party on the balance sheet as at August 31, 2007.  During the period ended February 29, 2008 a further deposit of $4,152,080 was provided to the related party in respect of the valuation.  In order to complete the acquisition, the Company has commenced the necessary procedures so as to value and register the contribution for accounting purposes, and to provide a basis for reconciliation and adjustment with respect to obligations and commitments under the Joint Venture agreement.  As part of this process a new independent valuation will be conducted on the facility.  Upon receipt of this third party valuation, the deposit provided to the vendor during the current and prior quarters will be adjusted accordingly to reflect the results of the independent valuation and other factors under the Joint Venture agreement.  Certain components of the original asset transfer have not yet fully consummated, that being 41,961 m2 of land, one office building and 22 cars are not under the title of STJMC, and land use rights certificate for 111,672 square meters is still in process.  While all these items are expected to consummate, the Company retains the right to make adjustments as part of the reconciliation process.  The Company has also notified legal counsel of the intent to complete the contribution and requested legal review of all actions required to ensure full and proper title for STJMC.  The completion of this transaction will also require approval of the Board of Directors of STJMC, which has been obtained.

With respect to bank account management at SQSS, certain small scale scrap raw material supplier purchase transactions and sales transactions have been occurring in prior periods through a non-Company bank account.  The reason for this has been due to commercial banking facilities not being accessible over the weekends in the operating district, and common business practice occasionally requires a transaction to be consummated outside of banking hours.  To this end, certain transactions have been processed through an employee's personal bank account, for and on behalf of the Company.  The total amount of these transactions in the most recent quarter was approximately RMB 4M,  less then 0.7% of transaction volume.  This quantity is significantly less than in prior periods, before additional controls were implemented around this practice.  More flexible banking corporate banking facilities are being utilized now, with additional improvements to come.  While there is no indication of impropriety, the Company wishes to cease this practice entirely, and will take the necessary steps to do so prior to the end of the fiscal year.  There were no transactions conducted outside the Company’s commercial banking facilities during the current quarter.

During the quarter the Company announced that it has entered into a formal agreement with Kingsway Capital Limited ("Kingsway"), a member of Hong Kong-based investment bank Kingsway Financial Services Group Limited which specializes in bringing quality China projects to the Hong Kong and Global markets, to act as the Company's sole sponsor for a listing on the Hong Kong Exchange of its copper joint venture and to conduct an initial public offering (“IPO”) for that entity to raise an estimated US$120,000,000 for working capital and production/supply chain development.  In conjunction with these plans, during the period covered by these financial statements, the Company has incorporated two subsidiaries as follows:

Notes to Consolidated Financial Statements for the nine months ended February 29, 2008

(Unaudited)

Note 11 – Other (Cont’d)

Sino Strategic Metals Ltd. (“SSM”), a 100% controlled Cayman Islands corporation; and

Big Jump Holdings Inc. (“BJH”), a 100% controlled Hong Kong Corporation.

SSM has incorporated a subsidiary as follows:

Sino Strategic Holdings Ltd. (“SSH”), a 100% controlled Hong Kong Corporation.

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

The Company is presently considering the guidance of SFAS 144 (Accounting for the Impairment or Disposal of Long Lived Assets) in order to determine whether the plans proposed above will require additional treatment and/or disclosures in our financial reports.

Note 12 – Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

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

Overview

We currently conduct our operations through our direct ownership of two fifty-one percent (51%) owned Sino Foreign joint ventures, which operate in the stainless steel and copper industries in the Peoples Republic of China (the “PRC”).

Stainless Steel

Shandong Quanxin Stainless Steel Co., Ltd. (“SQSS”) is a 51% owned subsidiary of the Company. The Company also has an indirect ownership of SQSS, through its 51% ownership of STJMC, which in turn owns 49% of SQSS, which results in an effective ownership position of 75.99%, of which 51% is direct ownership and 24.99 is indirect ownership.  SQSS owns and operates an integrated stainless steel plant in Zibo, Shandong Province, PRC.  SQSS employs three electric-arc furnaces and two AOD refining furnaces in its casting mill with a peak production capability of 230,000 MT.  The downstream strip rolling mill was phased-in during the prior fiscal year and has a production capability of 150,000 MT per annum.  As at the nine month period ended February 29, 2008, SQSS sold approximately 19,765 MT of billet stainless steel of various grades, and 53,781 MT of hot roll strip. The facility was operating in a trial production capacity during the same period in the prior fiscal year, and sold approximately 1,400 MT of stainless steel billet and strip combined.

The Company also has advanced plans to develop a 30,000 MT capacity welded tube line and a 60,000 MT capacity rod line, both of which continue to be under evaluation by management.  The Joint Venture would have to raise additional capital in order to complete this development.

Under the SQSS Joint Venture Agreement, Terra Nostra fulfilled its registered capital funding obligation of $13,566,000 in May 2006, securing a certificate of completion from the requisite PRC regulatory bodies.

Copper

Shandong Jinpeng Copper Co. Ltd. (“STJMC”), our other 51% owned subsidiary, is a producer, seller, and distributor of electrolytic copper, low oxygen copper, value-added copper products, and precious metals, with production locations in Changshan Town and Dongying City, Shandong Province, PRC.  In the nine month period ended February 29, 2008, STJMC sales volumes were approximately 21,140 MT of electrolytic copper and value added electrolytic products, and 1,050MT of low-oxygen copper rod.  There were no sales of low-oxygen copper rod during the current quarter.  The amount of gold and silver sold varies widely from period to period based on the mix of scrap and ore used in the production process and precious mineral content of the raw materials.  Precious metals sales made up approximately 0.0% of total sales in the period, due to all production having occurred at the Dongying facility, where precious metals are not presently captured for the benefit of the Company under the terms of the lease agreement.  This is expected to change in the forthcoming quarter, as operations resume at the 30,000 MT facility.  As at February 29, 2008 we have completed our registered capital funding obligation, and we have secured our certificate of completion from the requisite PRC regulatory bodies.

We will need to raise additional working capital to continue to ramp up operations according to desired timelines, and are currently negotiating with a number of potential funders to raise a minimum of $35,000,000, up to $55,000,000, under a qualified financing.  These funds will be used to pay back certain convertible notes, unless prior converted, and to provide ongoing working capital for the Company.  We cannot at this time be sure that we will be successful in raising the funding required. The operations do not require this additional funding to continue operating at current levels of production, however operating efficiencies and performance would improve beyond current levels more rapidly with the introduction of additional financing.

The Stainless Steel Casting Line is Operating in Normal Production Mode

Terra Nostra operates a casting mill comprising up to 230,000 MT of production capacity of continuous cast billet stainless steel.  Major equipment of the casting mill includes three 17/23 peak MT electric arc furnaces, two AOD furnaces for further refinement of the stainless steel metal products and a continuous casting line with cut off torches.  The casting mill began trial production in late January 2006 and commenced commercial production levels in April 2007.  The major raw materials include scrap stainless steel sourced through local distributors, including a Sino Partner affiliate company, imported scrap steel imported from North America and Europe, and imported nickel, chromium and other special metal alloys.  A portion of the casting output has been sold to downstream fabricators, and the remainder is further processed onsite into stainless steel strip, and sold to manufacturers.  As mentioned previously, the production of billet stainless steel is at a mid level of output, with the primary reason being that additional working capital resources and management to ensure reliable, uninterrupted supply of feedstock materials is required.

The Stainless Steel Strip Line is Operating in Normal Production Mode

The Company has completed construction of a strip rolling line capable of producing up to 150,000 MT per annum, and the operating the line according to customer orders.  Billet stainless steel produced in the casting mill is planned to supply the feed stock for the strip production. We are currently not operating a full capacity due to a lack of sufficient working capital required to produce additional billet steel, but we expect to be able to remedy that situation upon completion of additional capital raising activities and through cash generated from operations.  As of the date of this filing we have not raised any additional working capital for operations as we had been concentrating all of our fund raising efforts on finalizing our capital contribution for the copper joint venture, which is now completed, therefore subsequent funds raised may now be utilized for the expansion of stainless steel operations or other expansion plans of the Company.  Our stainless steel operations were profitable for all three quarters of the current fiscal year, and we may be able to fund ongoing ramp up from internally generated cash flow, further working lines from domestic banks, and certain pre-paid customer orders.  We cannot be assured that we will continue to be profitable or that the cash flow generated internally will be sufficient to funds ongoing ramp up of operations.   Therefore we may be unable to ramp up production without raising capital through equity or debt financings or loans or such other means as may be available to the Company directly so as to provide ramp up funding to SQSS.

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

The Original Copper Operations will Continue Much as Before with Minor Changes

The foundation and platform for the Company’s PRC copper operations is the STJMC Copper Processing Facility in Changshan Town, Zouping County, Shandong Province.  The existing copper operation at Changshan has the capacity to process 30,000 MT of electrolytic copper, 15,000 MT of oxygen free copper rods, and 20,000 MT of low-oxygen copper rods.  The difference between “oxygen free” and “low-oxygen” is that oxygen free rods are extruded from melted electrolytic copper where low-oxygen rods are produced from melted #1 copper scrap that hasn’t been processed through the electrolysis plant.  This plant is the original copper processing and fabrication business founded by our Sino Partner in 1994.  The Company does not see material gains from altering the current operating formula. This facility completed an environmental and technological upgrade in the current quarter, and resumed production shortly thereafter.

60,000 MT and 80,000 MT of Additional Electrolytic Capacity

One electrolytic facility is located in Dongying, Shandong Province, having operational production capacity of 60,000 MT, and the other is an 80,000 MT constructed, but not producing, integrated electrolytic facility located in Zhouping, Shandong Province.  These facilities were to be contributed to STJMC by Sino Partner as a component of the assets for the capital contribution obligation under the STJMC JV, as amended.  Due to additional construction and related costs incurred by external related parties to complete the construction and development of the assets prior to the Company completing its capital contribution, an amount not in excess of  US$23,991,513 was agreed to represent the externally incurred costs to the Joint Venture.  This amount may be amended downwards based on independent valuations in the following quarter, though presently this amount has been paid by STJMC and the remaining assets transfers and verification for both facilities has commenced, with completion expected by May 2008 for 80,000 MT facility, and July 2008 for 60,000MT facility.

The effective dates for conveying the assets under the STJMC JV are a function of the parties completing additional legal, accounting and governmental obligations, which have commenced, together with the necessary procedures so as to value and register the contribution for accounting purposes, and to provide a basis for reconciliation and adjustment with respect to obligations and commitments under the Joint Venture agreement. Subsequent to the end of the third quarter, the process of asset transfer and registration was initiated, and is expected to complete in May 2008 for the 80,000 MT facility, and July 2008 for the 60,000 MT facility.

The new 80,000 MT plant has undergone trials of the furnace and casting processes; however, the electrolytic plant will not initiate production trials until at least a portion of additional working capital sources are secured. On a preliminary basis, this is estimated to be approximately US$10,000,000, an amount sufficient to obtain the necessary chemicals and fuel supplies, together with sufficient raw materials.

The operating plan for these un-utilized assets cannot be separated from the financing plan.  The assets represent a near term potential for the Company to embark on a substantial growth phase.  However, realizing this potential is largely a function of the Company raising sufficient capital to feed the plants with raw materials and support the start-up needs of the 80,000 MT operation, and further ramp-up of the Dongying 60,000 MT facility, and original 30,000 MT facility.  The plant at Dongying is operational and is regularly used for production of electrolytic copper through a contractual relationship during the time in which the asset transfer is being consummated.

During this quarter, the Company completed its capital contribution requirement, in the amount of US$27,234,000., securing a certificate of completion from the requisite PRC regulatory bodies.

During the current quarter a total of RMB $66,000,000 was paid to Zouping Resources, which included US $3,000,000 (approximately RMB 22,000,000) correlated to a capital injection by the Company, RMB 33,000,000 in notes payable and RMB 11,000,000 from collections from the Lian Da Group.  There were no raw materials purchased from Zouping Resources during the current quarter due to availability of other supply sources, and prior period pre-payments.  The advances made are prepaid amounts for future purchases of raw materials delivery of which is planned throughout the fourth quarter.

Technology renovations to STJMC 30,000 MT facility completed, VAT discussion

During the prior quarter STJMC commenced renovations to a portion of its 30,000 MT production facilities in order make certain technological and environmental upgrades.  As per the renovation contract, the renovation began in July 2007 and completion of these activities occurred in December 2007.  Subsequent to the date of this report, production trials and routine production have resumed, as all the necessary VAT payer qualification requirements have been obtained. During this period, production continued at the Dongying facility as it had during the renovation process.  Upon resumption of production after initial trial runs, the Company expects to achieve higher production efficiency at our 30,000 MT facility, and to meet or exceed all requisite PRC environmental regulations.  Note that during the quarter, STJMC acquired equipment valued at RMB2.44M from a related party, Zouping Jinwang, as part of the renovation / upgrade.  An independent valuation report is required as part of this transaction and the Company is in the process of undertaking this valuation.

Further to the VAT payer qualification matter, a portion of the sales and purchases at the Dongying facility have also been affected, in that STJMC has not been able to fully complete its VAT filings.  The impact is that Accounts Receivable has increased by RMB16,000,000 to RMB 28,000,000 as at February 29 compared to November 30, and the Accounts Payable balance increased by RMB8,000,000 to RMB12,000,000 compared with last quarter.  The return of Accounts Receivable and Payable to routine levels is expected shortly as noted previously, upon completion of the VAT approval process.

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

STJMC notes payable from related party

Notes payable with a cumulative balance of RMB32M as at February 29, 2008, issued to related party- Zouping Regenerated Resources were not issued under terms consistent with PRC business laws. These notes are in the process of being evaluated and brought to standard, with completion expected prior to the end of the fiscal year.

STJMC tax adjustments

Tax adjustments with respect to STJMC operations have not yet been processed by STJMC with respect to income taxes as filed and un-reconciled tax accounts in STJMC’s general ledgers, and therefore potential tax payments which may be required to be remitted to the tax bureau remain unpaid.  The Company is currently assessing any contingent liabilities with respect to this situation, together with the impact of STJMC having applied for a general tax holiday, consistent with it having completed the required capital contribution.

Results of Operations

Comparison of 2008 and 2007

For the nine month period ended February 29, 2008, the Company reported operating profits of $19,741,961 as compared to an operating loss of $3,110,769, for the nine month period ended February 28, 2007.  The Company is reporting total revenues of $409,101,358 for the nine month period ended February 29, 2008, versus $153,216,590 in the nine month period ended February 28, 2007.  The Company recorded a gross profit of $38,146,775 for the nine months ended February 29, 2008, as compared a gross profit of $4,666,534 for the nine month period ended February 28, 2007.  The cost of sales for the nine month period ended February 29, 2008, of

$370,954,583 as compared to total cost of sales of $148,550,056 for the nine month period ended February 28, 2007.  All of these changes period (2008) over period (2007) reflect the fact that the Company has emerged from its development stage, and has increased production substantially.  Management anticipates further improvement in gross margins as:

-

Increases in volume allow fixed labor and overhead costs to be spread out;

-

Volume purchase discounts increase as production quantities continue to ramp up; and

-

Higher initial maintenance and operating costs are being optimized.

During the quarter ended February 29, 2008, there was a decrease in output at SQSS of approximately 400 MT, a slight increase in the percentage of strip, as well as a substitution of approximately 1,600 MT of production with 200 vs 300 series, resulting in a decrease in total revenues at the operating level. However, during the period, gross margins improved from 8.8% to 10.1%, as a result of certain operational efficiency improvements, the larger quantity of strip, and general increase in price trends. The increase of 200 series production, generally a lower-margin product, was as a result of volatility in the price of nickel, therefore, an avoidance of risk exposure at certain times in producing 300 series stainless steel, with its higher nickel content. SQSS intends to continue with its overall strategy of increasing the ratio of higher margin 300 series, and additional strip production.  For STJMC, sales of electrolytic copper increased slightly, but overall sales decreased due to the non-production of value added items in the Jinpeng facility.  Note that both facilities were affected during the quarter by a planned two week shutdown of operations owing to the Chinese New Year Festival, together with an operational impact caused by the severe weather conditions affecting many parts of China during February, causing a delay in the resumption of operations after the Festival. In total, both operations lost approximately 20 days of output, which, in the absence of such a loss, would likely both have obtained higher levels of production and sales in the quarter.

For the nine month period ended February 29, 2008, the Operating Expenses increased to $18,674,814 from $7,777,303 for the nine month period ended February 28, 2007.  The increase in costs is due to an increase in depreciation and amortization costs from a larger asset base, the amortization of deferred financing costs, higher G&A costs in the PRC due to increased overhead costs associated with the ramp-up of SQSS production, and higher G&A costs in North America due primarily to the costs of financing associated with the issuance of warrants, the expense related to certain incentive stock issuances, the expense related to the issuance of convertible debentures, and expenses related to the issuance of certain management incentive options. The significant variance in period over period is due primarily to the non-cash costs associated with the financings undertaken in the period.

Interest expenses increased to $9,610,641 in the nine month period ended February 29, 2008, from $2,702,356 in the nine month period ended February 28, 2007.  The increase to interest expenses was due in part to an increase in the rate of interest charged on certain bank loans, an increase to imputed interest costs primarily for STJMC, as well as the costs associated with the servicing of the new convertible notes issued by the Company.  The proceeds of the funding activities were directed primarily to STJMC to obtain additional raw materials.

The Company reported foreign currency gains of $7,694,120 for the nine month period ended February 29, 2008, as compared to $2,118,004 for the nine month period ended February 28, 2007, primarily attributed to the strengthening of the PRC RMB as compared to the US dollar.

For STJMC, the selling expense and G&A , exclusive of bad debt provision, amortization and depreciation and inventory provision for the three months ended February 29, 2008 were RMB 86,000 and RMB 3,000,000, which accounted for approximately 0% and 0.9% respectively of the total revenue of RMB 330,000,000 for the three months ended February 29, 2008.  The selling salaries out of total salaries of RMB 1,400,000 were RMB 66,000.  The relative minor portion of costs associated with a relatively large amount of sales is attributable to longstanding relationships with customers, whereby pre-existing orders are filled upon STJMC’s ability to produce.  The Company does not anticipate that such costs will always remain as such a small absolute or proportionate amount of total sales over time, as production ramps up and STJMC competes on a larger geographical scale.

For SQSS, the selling expense and G&A, exclusive of bad debt provision, amortization and depreciation and inventory provision for the three months ended February 29, 2008 were RMB 207,000 and RMB 3,000,000, which accounted for approximately 0% and 0.7% respectively of the total revenue of RMB 459,000,000 for the three months ended February 29, 2008.  The selling salaries out of RMB 3,600,000 for the three months ended February 29, 2008 were RMB 31,000.  Similar to STJMC, these relatively small direct costs of sales are expected to increase over time as the sales network continues to expand outside of the geographical boundaries of Shandong Province, across China.

Income from before the minority interest for the nine month period ended February 29, 2008, totaled $864,059, as compared to a loss before minority interest of $8,490,701 for the nine month period ended February 28, 2007.  The change is due to the realization of operating profits in the current period versus operating losses in the prior comparative period.  The net loss after removal of minority interest is $7,186,585 for the nine month period ended February 29, 2008, as compared to a net loss of $7,564,094 in the nine month period ended February 28, 2007.

The comprehensive loss for the period ended February 29, 2008, totaled $2,711,949, as compared to a comprehensive loss of $6,391,949 for the period ended February 28, 2007.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of February 29, 2008, the Company has negative working capital of $32,214,950 and shareholders’ equity of                    $29,150,847 compared with negative working capital of $28,784,699 and shareholders’ equity of $13,067,007 as at May 31, 2007.  These changes primarily reflect an increase to additional paid in capital as a result of new share issuances, adjustments to imputed interest recorded for the fiscal year ended May 31, 2007, booked in the current quarter and the issuance of certain share purchaser warrants and shares in lieu of consulting fees.  Additionally a reduction to retained earnings as a result of the realization of net income during the quarter further increased total shareholders’ equity.  Negative working capital increased as a result of an increase to current liabilities which exceeded the current quarter increase to current assets.  While current inventory and prepaid expenses increased during the current quarter, current liabilities reflect substantial increases to convertible notes payable, accounts payable and short term bank loans payable.

Liquidity

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  The operations of the Company as at February 29, 2008, are undertaken by the Subsidiaries, two Sino-Foreign Joint Venture Companies in which the Company holds a 51% interest, operating under the laws of the PRC.  There can be no assurance that the Company will be able to raise the required funds to fulfill its ongoing working capital requirements for its operations or for the operations of its two subsidiaries.

The Company has closed its offering of up to $30,000,000 in convertible debentures.  The offering closed on December 31, 2007. Under the $30,000,000 offering the Company raised a total of $24,925,000 by way of convertible debentures.  An amount of $12,500,000 is convertible at $1.75 per share and has a total of 5,714,286 5-year share purchase warrants exercisable at $1.75 per share. These convertible notes come due as follows: $6,895,165 due May 27, 2008, $5,604,835 due July 17, 2008.  The balance of $12,425,000 is convertible at $3.25 per shares and has a total of 3,058,463, 5-year share purchase warrants exercisable at $3.25 per share.  These convertible notes come due as follows: $9,650,000 due August 20, 2008, $1,800,000 due September 28, 2008 and $975,000 due September 30, 2008.

The Company will move to raise an additional $35,000,000 to $50,000,000 by way of an equity financing (the “Equity Financing”) to meet its planned operations and to pay out the convertible notes.   The convertible notes are secured by the pledge of a total of 23,432,138 shares from the Company’s Chief Executive Officer.  Should the Company be unable to either payback or have the debentures convert as they become due or extend the terms of the debentures then the entire amount of $24,925,000 could be put into default and the note holders would have the right to declare all of the outstanding Principal Amount to be due and payable immediately and, upon request of a majority of the noteholders, cause any or all of the Common Stock pledged to be transferred to the collateral agent to be sold in satisfaction of the Principal Amount owed by the Company.  This could effectively result in a change of control.  Further the Company had a requirement under the terms of the notes to file a registration statement on or before February 25, 2008 in regard to certain of the Notes totaling $2,200,000. Since the Company did not file the Registration Statement as required it has incurred a default obligation by way of a daily penalty in the amount of $1,100 per day to those certain note holders.  The next obligation date for the Company to file its Registration Statement is April 21, 2008.  As the Company will file by this date it will incur a further penalty to holders of notes totaling of $5,604,835 of $2,802 per day. The Company expects to be able to file this registration statement during May 2008.  If we are able to complete the Equity Financing, the proceeds will first pay off any unconverted debentures, recapitalize both subsidiary joint ventures, as well as providing working capital for the Company The Company’s investment bank has not agreed to underwrite this financing and there are no assurances at this time that the Company will be able to complete an equity financing for the total amount or any other amount.   The Company has an amount of $2,200,000 due on May 28, 2008 which relates to a portion of its current outstanding convertible debentures.  The Company does not presently have sufficient funds to repay this amount coming due and payable.   Should the debenture holders determine not to convert and should the Company be unable to raise sufficient capital to pay the debentures due on May 28, 2008, the debenture holders could declare an event of default which would trigger the transfer of the pledge shares to the collateral agent. Any such event of default could therefore cause  a change in control of the Company.

Sources of Working Capital

During the nine month period ended February 29, 2008, the Company's primary sources of working capital have come from revenues generated from our Sino Foreign Joint Ventures, as well as proceeds from certain secured loans, and the net proceeds from sales of common shares as follows:

•

$24,925,000 in gross proceeds from certain secured convertible notes;

•

$2,318,750 from the exercise of 1,325,000 warrants at 1.75 per share;

•

$525,000 from the exercise of 300,000 stock options at $1.75 per share

•

$120 in proceeds from the sale of securities at $.001 per share.

•

$4,919,892 in proceeds from short term loans with no specific terms of repayment.

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

Management became aware of the requirement to restate our balance sheets for May 31, 2005 and May 31, 2006 upon receipt of a comment letter from the SEC dated September 27, 2005 and various ongoing communications with the SEC since that period, attempting to work through the items raised by the SEC and ongoing comments which made us aware that we had additional disclosure requirements to be compliant with the standards of the Public Company Accounting Oversight Board.  As we had not completed our responses and restatements of the filing of the May 31, 2007, management determined it would also be required to restate the May 31, 2007 Form 10-KSB to reflect those amendments made in the 2005 and 2006 restated filings. Further, we will be required to restate our quarterly reports for the quarters ending August 31, 2007 and November 30, 2007.

The significant deficiency we found in internal control consisted of insufficient technical accounting resources related to consolidated financial statement preparation and disclosures required under accounting principles generally accepted.

Management identified a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in disclosures and  the misapplication of SEC reporting requirements or lack of correct  required disclosure under SEC reporting requirements.  Due to the pervasive effect of the lack of resources, including a lack of resources that were appropriately qualified in the areas of SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures had not been operating effectively during the periods which will be restated.  We believe that we have now put in place under our remediation plan the effective controls and procedures, however we expect that we may be required to restate our quarterly reports due to the required restatements to our annual reports for the fiscal years ended 2005, 2006 and 2007.

The Company will be restating its consolidated balance sheets for each of the fiscal years ended May 31, 2005 and May 31, 2006 (“2005 and 2006 Restatements”).  Moreover, the Company anticipates that the 2005 and 2006

Restatements will require certain restatements to be made to its consolidated balance sheets of May 31, 2007 (“2007 Restatement”).  Accordingly, as of the date of this quarterly report, the Annual Reports affected by the 2005 and 2006 Restatements and the 2007 Restatement have not been amended and should not be relied upon.  The Company is anticipates filing its amended Annual Reports for the fiscal years ended May 31, 2005, 2006 and 2007 as soon as possible as well as any required restatement of quarterly filings for 2007.

Remediation Plans

We began taking the remedial steps in fiscal 2007 by retaining new accounting staff and we have recently added new members to our Board of Directors with accounting experience and had expected to  finalize our audit committee procedures during the period to be covered by our February, 2008 Form 10-QSB, however due to substantial management and time requirements in the PRC, we have not yet finalized our audit committee procedures however, management has undertaken to have our audit committee finalized and operational for our fiscal 2008 filings.  In conjunction with our new accounting staff we have retained the services of outside financial consultants to assist the Company in bringing our financial statements compliant with the regulations and to keep management and accounting staff informed as to new accounting treatments and policies to be applied.  Management has realized that it will require a qualified Chief Financial Officer with experience in accounting for public companies and familiarity with operations in China and will be advertising for this officer position during the upcoming quarter.  We recognize that the person with these qualifications required may take some time to identify but we hope to have a Chief Financial Officer retained prior to our filing of our May 2008 Form 10-KSB.  In the meantime, we have made amendments and more indepth analysis to our notes on this current filing and will be working with our accounting staff and our independent consultants and our auditors to ensure we have adequate controls and procedures and disclosure by May 2008 fiscal year end.

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

We have determined to hire a qualified Chief Financial Officer with both PRC and SEC experience.   Currently we have the mandate to advertise for this position and hope to retain this person prior to the end of fiscal 2008.  This will clearly assist the Company and its subsidiaries in handling all of the complex reporting issues surrounding operations in the PRC and the complex SEC reporting issues that our Company is experiencing due to its growth.

Changes in Internal Controls and Inherent Limitations on Effectiveness of Controls

As stated here, the Company is currently working on changes to its internal control over financial reporting and hopes to have these changes fully implemented by the end of the fiscal fourth quarter of 2008.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud.  Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements will not occur or that all control issues if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 27, 2007, the Company issued a total of 120,000 shares for cash consideration of $120 pursuant to a contract for financial consulting services.  The contract was terminated effective December 31, 2007.  Any cash payments under the contract will terminate effective January 31, 2008.  There are no further requirements for share issuances.

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

On February 5, 2008, the Company received proceeds totaling $210,000 with respect to the exercise of 120,000 employee stock options at $1.75 per share.  The shares were issued during the quarter.

On February 29, 2008, the Company received proceeds totaling $1,793,750 with respect to the exercise of 125,000 options at $1.75 per share and 900,000 share purchase warrants at $1.75 per share. The shares were issued subsequent to the end of the quarter.

These  securities  were  sold  without registration  under  the  Securities  Act in  reliance  on  Section  4(2) of the Securities  Act.  There were no underwriting costs, discounts or commissions paid in connection with the sale of these securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 15, 2008, the Company filed its Definitive Information Statement on Schedule 14C announcing that the board of directors of the Company and the stockholders of the Company holding a majority of the outstanding shares of Common Stock of the Company approved amendments to the Articles of Incorporation to increase the Company’s authorized capital from 100,000,000 shares of common stock to 500,000,000 shares of Common Stock.

ITEM 5.  OTHER INFORMATION

The Company will be restating its consolidated balance sheets for each of the fiscal years ended May 31, 2005 and May 31, 2006 (“2005 and 2006 Restatements”).  Moreover, the Company anticipates that the 2005 and 2006 Restatements will require certain restatements to be made to its consolidated balance sheets of May 31, 2007 (“2007 Restatement”).  Accordingly, as of the date of this quarter report, the Annual Reports affected by the 2005 and 2006 Restatements and the 2007 Restatement have not been amended and should not be relied upon.  The Company is anticipates filing its amended Annual Reports for the fiscal years ended May 31, 2005, 2006 and 2007 as soon as possible, including any required restatements to our quarterly filings during those respective periods.

ITEM  6.    EXHIBITS

3.1	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002.
3.1(2)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002

3.1(3)	Amendment to Articles of Incorporation	Incorporate by reference to the Corporation’s Definitive Information Statement on Schedule 14C filed with the SEC on February 15, 2008.
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation's Registration Statement on Form 10-SB filed with the SEC on February 19, 2002, file number 000- 49631.
10.1	Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated December 16, 2005	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on January 23, 2006.
10.2	Shandong Quanxin Stainless Steel Co. Ltd. – Amended and Restated Joint Venture Agreement, including Articles of Association dated March 26, 2006	Incorporated by reference to the Exhibits attached to the Corporation’s 10QSB filed with the SEC on April 20, 2006.
10.3	Form of Securities Purchase Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
10.4	Form of 10% Senior Secured Convertible Promissory Notes	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
10.5	Form of Pledge Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
10.6	Form of Warrant	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
10.7	Form of Registration Rights Agreement	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8K filed with the SEC on September 5, 2007.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of April, 2008.

TERRA NOSTRA RESOURCES CORP

By:    /s/ Sun Liu James Po

Name:  Sun Liu James Po

Title:   Principal Executive Officer

By:    /s/ Donald Nicholson

Name:  Donald Nicholson

Title:   Principal Financial Officer