Form 10KSB/A
period 2006-05-31
TERRA NOSTRA RESOURCES CORP.
filed 2008-08-04
CIK 1167370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Amendment No. 2

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended May 31, 2006 and 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0—49631

TERRA NOSTRA RESOURCES CORP.
(Name of small business issuer in its charter)

NEVADA	86-0875500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

970 East Colorado Blvd., 9th Floor, Pasadena, CA	91101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 796-0088

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

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

Transitional Small Business Disclosure Format (Check one): [   ]  Yes      [   ]  No

EXPLANATORY NOTE

          We are filing this Form 10-KSB/A No. 2 for the fiscal years ended May 31, 2006 and 2005 to correct certain clerical errors and to provide additional note disclosure to the financial statements , as well as additional disclosure within the body of the Form 10-KSB filing in order to provide readers a better understanding of our operations. On October 16, 2006 the Company filed our Form 10-KSB for the fiscal years ended May 31, 2006 and 2005 with the Securities and Exchange Commission (the “Original Form 10-KSB”). The Original Form 10-KSB (i) did not incorporate a material inter-company entry, (ii) contained certain immaterial classification errors, (iii) omitted a prior period adjustment which was not carried forward to the current fiscal periods, and (iv) contained certain clerical errors, all of which impacted the consolidated Balance Sheets, but did not have a Statement of Operations affect. On December 29, 2006 the Company filed Amendment No. 1 to the Original Form 10-KSB filing (the “Amended Filing”) in order to correct the errors discussed above. Our financials statements as contained in the Amended Filing present fairly our consolidated financial position as of May 31, 2006 and 2005.

          Over the period January 2007 to May 2008, Management undertook an in depth analysis of the Company’s former disclosure and accounting treatments, and its financial controls and procedures. In completing this review management became aware that the note disclosure in the Original Form 10-KSB and the Amended Filing for the fiscal years ended May 31, 2006 and 2005 was missing several important disclosure topics including a note on Business Combinations, Income Taxes and certain components of note disclosure regarding Stock Based Compensation. Further, the Company became aware that the discussion of the amendments contained in the Amended Filing did not provide sufficient information to give readers a complete understanding of the restatements contained in the Amended Filing. As a result this document as filed includes as Note 2, a detailed note to the financial statements explaining the impact of those items which had been revised in our Amended Filing and the underlying reasons for same. Note 2 provides details on the restatements both in a narrative and tabular format.

          While the financial statements contained in the Amended Filing presented fairly, in all material respects, our consolidated financial position as of May 31, 2006 and 2005, and the consolidated results of our operations and our cash flows in each of the fiscal years in the two year period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles, for the sake of clarity, we are making further classification changes as discussed above to our Consolidated Statements of Cash Flows to more closely follow the treatment suggested in the applicable Statements of Financial Accounting Standards issued by the Financial Accounting Standards Board. We have also augmented our note disclosure to the financial statements in this Amendment No. 2 to the Form 10-KSB for the fiscal years ended May 31, 2006 and 2005. A summary of the changes is provided below:

•	In our consolidated statements of cash flows we have made certain presentational changes and reclassifications as follows:

	(1)	Presentational changes to Other Receivables and Other Receivables - Related Party in order to relocate from Changes in Assets and Liabilities to Cash Flows from Investing activities;
(2)

Presentational changes to Cash Flows from Investing Activities to merge the following categories: Acquisitions of Property, Plant and Equipment, Construction Materials, Construction in Progress and Construction Costs payable to reduce these categories to one line item: Property, Plant and Equipment.

	(3)	Presentational changes to Other Liabilities and Other Liabilities – Related Party in order to relocate from Changes in Assets and Liabilities to Cash Flows from Financing Activities;
	(4)	Reclassification of certain amounts from Capital Contributions to Addition of Minority Interest.

•	The Company has augmented the Notes to its Consolidated Financial Statements as follows:
•

Note 1 – Organization and Principal Activities has been revised in order to provide a more concise description of the organizational history of the Company and its subsidiaries and the underlying transactions;

•

Note 4 – Summary of Principal Accounting Policies has been expanded to correct the disclosure previously provided in Notes 4(D), and Note 4 (L) and to augment the disclosure contained in Note 4(U) to add discussion surrounding FASB 151 and 123r;

	•	Note 5 – Business Combinations was not formerly included in the Notes to the Consolidated Financial Statements;
	•	Note 15 – Stock Based Compensation was not formerly included in the Notes to the Consolidated Financial Statements; and,
	•	Note 18 - Income Taxes was not formerly included in the Notes to the Consolidated Financial Statements.

           Management has also greatly increased the level of disclosure in the body of the Form 10-KSB document to assist shareholders in gaining a better understanding of our operation and the key factors which impact our performance.

           In connection with the changes described above, the Registrant is hereby re-filing the Financial Statements along with the Report of Independent Registered Public Accounting Firm, the Notes to Financial Statements, and Item 8A - Controls and Procedures in this Amendment No. 2 to its annual report on Form 10-KSB.

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

In order to implement the terms of the RTO Joint Agreement, on January 10, 2005, at the direction of RTO and Ke Zhang, Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd (“STJMC”) was formed under a Sino-Foreign Joint Venture Contract (“STJMC JV”) by converting the corporate structure of SJCC from a private PRC company to a Sino-Foreign joint venture company. TNRL, with a total capital contribution commitment of US$27,234,000, became a 51% foreign owner and Sino Partner became a 49% owner. Sino Partner agreed to contribute certain fixed assets, property rights, and other assets in return for its 49% ownership in the STJMC. Pursuant to the STJMC JV agreement, the effectiveness of the agreement was subject to the fulfillment of certain conditions precedent, including satisfactory due diligence among others by TNRL.

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

STJMC is planning to phase in approximately 140,000 MT of production capacity that has been newly constructed, or is under construction, by Sino Partner. There are two parts to this production capacity: the New Assets, which are located in Dongying, Shandong Province, having production capacity of 60,000 MT; and, a new 80,000 MT capacity facility that is among the Existing Assets, but not yet operational due to further construction and equipment requirements. These facilities are intended to be contributed to STJMC by Sino Partner as a component of the obligation under the STJMC JV, as amended. Although the construction of the plants is completed, or substantially under construction, Sino Partner has not yet conveyed the respective assets to STJMC as contemplated under the STJMC JV, as revised and restated. The effective dates for conveying the assets under the STJMC JV is a function of the parties completing additional legal, accounting, and governmental obligations, which have commenced. Once these two plants are fully operational and legally established within STJMC, STJMC will have peak, or maximum, 170,000 MT of production capacity of electrolytic copper output.

Our major challenge in achieving peak production levels at both the existing and new production facilities lies in having access to sufficient working capital to acquire the necessary raw materials and production supplies, as well as to complete construction at the 80,000 MT facility. We expect to substantially resolve this challenge by completing our remaining required capital contribution, as well raising additional sums of working capital according to our current fund-raising targets. If this capital is not raised, we will not be able to complete construction or ramp up production significantly at existing facilities. With respect to the 80,000 MT facility, upon receipt of sufficient working capital, additional construction and subsequent ramp-up is required, the total time from receipt of funds estimated as being 6-8 months. The 60,000 MT facility is fully operational, therefore there are no inherent production ramp-up delays expected. With sufficient working capital in hand, and based on current market conditions, the remaining major barrier to ramping up to peak production capacities lies in ensuring stable and consistent supplies of raw materials, that being primarily scrap copper. The Company will seek to establish additional sources, as well as improve logistics and product handling operations, to meet this ramp up.

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

(b)       Business of Issuer

Business Description

We currently conduct our operations through our two (2) fifty-0n percent (51%) owned Sino Froreign joint ventures, which operate in the stainless steel and copper industries in the PRC.

Overview of Current Operations

SQSS is a subsidiary of the Company, operating an integrated stainless steel plant in Zibo City, Shandong Province, PRC. SQSS employs three electric-arc furnaces and two AOD refining furnaces in its casting mill that was built with an initial design capacity of 180,000 MT. SQSS is currently in the process of retrofitting its casting mill to expand its design capacity potential to 230,000 MT, a more than 25% increase. The downstream strip rolling mill is to be phased-in over the coming fiscal year and has a design capacity of 150,000 MT per annum. The Company also has advanced plans to develop a 30,000 MT capacity welded tube line and a 60,000 MT capacity rod line, both of which are under evaluation by management. Terra Nostra owns 51% of SQSS, and under the SQSS JV, Terra Nostra has fulfilled its registered capital funding obligation of US$13,566,000 with the final installment contributed in May 2006, securing a certificate of completion from the requisite PRC regulatory bodies.

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

The table below reflects the PRC’s consumption and production patterns, which statistics are affected by under-reporting from private stainless steel mills. Generally speaking, PRC stainless steel consumption doubled during the tenth five-year plan period (2001-2005) with slower growth during the more recent years:

PRC production, trading, and consumption of stainless steel (000’s MT)
Official (under-reported) statistics

	Crude Stainless Production	Import Volume	Export Volume	Consumption Volume
2000	700	1,090	10	1,680
2001	900	1,670	10	2,530
2002	1,100	2,400	40	3,300
2003	1,780	2,960	160	4,540
2004	2,360	2,890	400	4,490
2005	2,900	3,020	410	5,070
2006 (forecast)	3,300	2,500	500	4,800
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

Copper Processing Market in the PRC

Copper futures rose to a record US$8,800 per MT on the London Metal Exchange in May, 2006 and have more than doubled over the past year. The surge comes as funds have boosted investments in commodities, and as PRC, the world's biggest consumer of the metal, has used more copper in generators and pipes. Some analysts believe that copper may reach a new record in the next six months and fluctuate at a high level because of tight supply.

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

Based on the information available as of the present time, upon the phase-in of the New Assets and the 80,000 MT facility, STJMC will have a scale comparable to Daye Copper and Jinchuan Non-Ferrous and will have production output that ranks it in the top six of all copper producing companies in PRC.

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

STJMC presently has an existing production capacity of 30,000 MT of electrolytic copper, and is planning the phasing in of approximately 140,000 MT of production capacity that has been newly constructed by Sino Partner, as previously described. In addition to electrolytic copper production, STJMC has the capability to produce a further 20,000 MT per annum of low oxygen copper rod using a separate production process, which converts high grade scrap copper into copper rod according to customer requirements. STJMC also has approximately 12,000 MT per annum of capacity to convert electrolytic copper into no oxygen copper wire and rod.

STJMC currently sells approximately 8,500 MT per annum of electrolytic copper, 6,000 MT per annum of low-oxygen copper rod, and 7,000 MT per annum of no-oxygen copper rod. The amount of gold and silver sold various widely from year to year based on the mix of scrap and ore used in the production process and precious mineral content of the raw materials. Precious metals sales make up less than 1% of total sales. At present, all electrolytic copper utilized in the production of no-oxygen copper rod and wire is sourced from internal production of electrolytic copper.

Copper products are priced according to the copper prices of the “Shanghai Metal Exchange”, and marking up approximately RMB 1,000 per metric ton. Additional value added production processes, such as processing into copper tube or wire, provides for additional markups of RMB 1,000 to 3,000, depending on grades, process involved, and product specifications.

STJMC sells through an internal sales department to end users. STJMC does not use brokers or other middlemen and therefore does not pay broker or other commissions. All of the copper products are presently sold within Shandong Province, which is one of the largest copper consuming provinces in PRC. As a local supplier to surrounding industry in the Zhouping and Dongying districts, this provides STJMC with a significant advantage over other domestic and foreign competitors, in terms of being able to rapidly respond to customer requirements. Shandong province is amongst the most advanced of the provinces with respect to its transportation network, and the STJMC production facilities adjoin or are in immediate proximity to major highways leading to the manufacturing centers in the province. Furthermore, proximity to rail networks provides ready access to other markets in China, as well as to the major ports on the East coast of China for export opportunities in the future.

We purchase our power from the local government at market rates, costing us approximately $.09 to $0.10 per kwh. Power is pulled directly from the national grid to our own substations; therefore we are not reliant upon intermediary providers. Shandong province is generally power sufficient, and our production facilities do not experience power interruptions on any recurring basis, as compared to other areas of China which face routine and disruptive power supply interruptions. The other primary energy source is fuel oil, used for the furnaces. This is locally sourced, is readily available in the quantities required, and represents an insignificant component of the cost of production.

The majority of the electrolytic copper is sold to manufacturers of wire cable as discussed in the previous section of this report. Electrolytic copper is an intermediate product used for melting and casting or extruding into copper wires, rods, ingots, or blending with other metals to form metal alloys.

As the Company acquired STJMC on May 31, 2006, the final day of the most recent fiscal year, this discussion on copper customers is provided for comparative purposes. The major customers for fiscal 2006 represented average revenue of $4,769 per MT. The percentage of our production to those major customers is detailed below:

Zibo Baolin Copper Material Co., Ltd	4.1%
Qingdao Hongtai Copper Co., Ltd	3.9%
Jinan Liangji Ind. Co., Ltd.	3.3%
Zibo Hangyang Copper Co., Ltd.	3.1%
Tai'an Lutai Electric Equipment Co., Ltd	2.9%

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

SQSS’s stainless steel strip mill is designed to manufacture narrow strip using a wide range of alloy products as feedstock. In addition to stainless steel series 200, 300, and 400, the mill is equipped to fabricate such other types of steel as mold steel, gear steel, and most types of carbon steel. The rolling mill can produce strip stainless steel with gauges equal to or greater than 2.5mm, with a width of up to 350mm. The sales mix will be dynamic with changes in the market. As a value added process, the production of stainless steel strip is intended to allow SQSS to access a broader market, as well as benefit from increased and frequently more stable margins inherent in downstream products. Figures are not yet available as production has not commenced, however market studies indicate an improvement in bottom line margins of two to three percent when using internally produced feedstock (billets), which is the primary intended source. Any excess production capacity in the rolling mill may be provided to other billet manufacturers.

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

Representative customers, product application

Customer	Product Application
Jiangsu Juxing, Jingsu Province	Strip mill
Qingdao Peiming Metal, Shandong Province	Strip mill and decorative materials
Lichong Yecheng, Guangdong Province	Strip mill, angle steel, flat steel, square steel
Shanghai Zunma, Shanghai	Welded pipe
Shandong Dongjing Cutlery, Shandong Province	Kitchen flatware and tableware
Jiangsu Changshu Menglan Xinda, Jiangsu Province	Cold roll strip for industrial applications

The majority of our customers are located in Shandong Province and therefore our facilities are strategically located near our customer base. We are located in the middle of Shandong Province, adjacent to the Jiqing Highway, one mile from Jiaoji railway, and approximately 150 miles to the nearest major port. We presently transport the majority of our finished products to our customers via trucking. Infrastructure support is suficient and roads leading to major ports for potential shipments by sea, if required, are easily accessible. Further, we have ready access to direct loading and unloading rail facilities as the railroads runs directly beside our facilities.

As we only commenced operations in January 2006, on a trial production basis, our operations for the last five months of fiscal 2006 generated approximate average revenue of $1,716 per MT, which is not representative of future operating performance. This average price encompasses a range of steel grades. The percentage of our production to our major customers is detailed below:

Wuxi Judai Stainless Steel Co.	14.5%

Wanzhou Yongxang Special Steel Co. Ltd.	9.7%

Shandong Furuida Group Co. Ltd.	7.7%

Wanzhou Juxing Special Steel Co. Ltd.	6.8%

Shandong Furuida Stainless Steel Co. Ltd.	6.7%

Fushan Lanshi Lichong Yecheng Stainless Steel Factory	5.9%

The remaining 48.7% of our production is made up of customers at declining percentages of production.

SQSS’s five largest customers accounted for 45.4% of sales in fiscal year ended May 31, 2006. SQSS had only one customer representing in excess of 10% of sales for the year. SQSS will continue to develop and expand its customer base through the upcoming fiscal year in order to have a diversified as possible customer base. At the present time, our customer base is spread over a large number of customers, each only purchasing on a trial basis, and the loss of any one of our customers would not have a major impact on our expected product sales upon reaching regular production.

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

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

The total number of shares authorized for issuance under equity compensation plans is 4,000,000.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	None	N/A	N/A
Equity compensation plans not approved by security holders	2,652,000	2.48	1,348,000
Total	2,652,000	2.48	1,348,000

(b)      Recent sales of unregistered securities

During the fiscal year ended May 31, 2006, the Company issued the following unregistered securities:

Date	Amount of Common Shares	Issued To	Amount of Consideration	Type of Consideration	Exemption
6/1/2005	5,000	Jason Leung	$15,000	$US	Regulation D
6/1/2005	5,000	Winnie Leung	$15,000	$US	Regulation D
6/17/2005	54,000	New Equities Publishing	$98,514	$US	Regulation D
6/17/2005	20,000	Sun Liu James Po	$36,486	$US	Regulation D
11/1/2005	400,000	Sun Liu James Po	$1,000,000	$US	Regulation S
11/1/2005	40,000	Sun Liu James Po	$100,000	$US	Regulation S
11/17/2005	40,000	Jimmy T. Chang	$100,000	$US	Regulation D
11/17/2005	400,000	Tsiun-Cheng Tseng	$1,000,000	$US	Regulation S
11/30/2005	1,200,000	Charnwood Green Ltd.	$3,000,000	$US	Regulation S
12/15/2005	1,000,000	Ganqiong Li	$2,500,000	$US	Regulation S
12/15/2005	40,000	Paul Chang	$100,000	$US	Regulation D
12/15/2005	100,000	Junqing Zhang	$250,000	$US	Regulation S
1/15/2006	800,000	Kiat Hiung Lai	$2,000,000	$US	Regulation S
2/28/2006	60,000	Sun Liu James Po	$150,000	$US	Regulation S
2/28/2006	1,000,000	Kiat Hiung Lai	$2,000,000	$US	Regulation S
2/28/2006	100,000	Junqing Zhang	$200,000	$US	Regulation S
2/28/2006	500,000	Diana Tang Chung	$1,000,000	$US	Regulation S
5/31/2006	1,500,000	Charnwood Green Ltd	$3,000,000	$US	Regulation S
5/31/2006	1,500,000	Kiat Hiung Lai	$3,000,000	$US	Regulation S
5/31/2006	300,000	Junqing Zhang	$600,000	$US	Regulation S

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

The main materials required for production of copper anode, the precursor to copper cathode or electrolytic copper, are raw copper, mixed copper containing 99.3% to 97.5% copper, and anode scrap. The Company presently produces all of the copper anode required for the electrolytic copper production process. All downstream production, that being no-oxygen copper rod and wire, is manufactured from electrolytic copper produced by the Company. The low oxygen copper rod production, a production process distinct from electrolytic copper production, utilized mixed copper exclusively. The mixed copper suppliers are metal recycling points in Shandong and Hebei provinces. The raw copper is purchased from smelting plants in Inner Mongolia, Gansu and Shanxi provinces, all of which provinces have substantial copper resources available. The Company has well-established long term relationships with its major suppliers, and is presently able to purchase raw materials as required. Contract terms are generally payment upon delivery on a per order basis.

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

Summary of Working Capital and Stockholders’ Equity

As of May 31, 2006, the Company has negative working capital of US$29,396,325 and shareholders’ equity of US$943,820 compared with negative working capital of US$49,390,448 and shareholders’ equity of US$8,734,476. The Company’s negative working capital decreased principally because the balance sheet for May 31, 2006 included STJMC, which had positive working capital of US$29,658,712 on that date. The shareholders’ equity, post eliminations increased from US$943,820 on May 31, 2005 to US$12,289,326 on May 31, 2006. The increase primarily reflects that the capital raised by Terra Nostra exceed the consolidated losses.

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

          As described more fully in Note 2 , the consolidated financial statements for the years ended May 31, 2006 and 2005 have been restated.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Rotenberg & Co., LLP
Rochester, New York
September 5, 2006 (Except for Note 2 as to which the date is August 1, 2008)

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

TERRA NOSTRA RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2006 AND 2005
US$

Shareholders' Equity	2006	2005
	(Restated)	(Restated)
Class A Common Stock - authorized 100,000,000 shares with a
par value of $0.001; 49,156,448 issued and outstanding as at
May 31, 2006; 40,146,448 shares issued and outstanding as at
May 31, 2005	49,156	40,146
Additional Paid in Capital	34,682,250	13,640,818
Accumulated Other Comprehensive Income	254,677	-
Retained Earnings	(22,696,757)	(12,737,144)
Total Shareholders' Equity	12,289,326	943,820

Total Liabilities and Shareholders' Equity	169,921,482	99,225,591

TERRA NOSTRA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2006 AND 2005
US$

	2006	2005

Revenues	5,107,982	-

Cost of Sales	6,847,019	-

Gross Profit	(1,739,037)	-

Expenses:
Selling	55,486	-
General and Administrative - North America	7,275,557	1,603,793
General and Administrative - PRC	3,762,230	1,238,238
Depreciation and Amortization	700,922	209,814

Total Expenses	11,794,195	3,051,845

Operating Profit / (Loss)	(13,533,232)	(3,051,845)

Interest (Expense)	(3,151,492)	(769,527)

Other Income / (Expense)
Other Income	41,594	-
Non-operating Expense	(27,121)	-

Income / (Loss) Before Income Tax	(16,670,251)	(3,821,372)

Provision for Income Tax	-	-

Income / (Loss) Before Minority Interest	(16,670,251)	(3,821,372)
Minority Interest	5,074,309	1,086,614

Net Income (Loss)	(11,595,942)	(2,734,758)

Other Comprehensive Income:
Foreign Currency Translation Adjustment	254,678	-

Comprehensive Income (Loss)	(11,341,264)	(2,734,758)

(Loss) Per Share - weighted average	$(0.27)	$(0.09)
(Loss) Per Share - fully diluted	$(0.21)	$(0.09)

Weighted Average Number of Shares	42,925,833	30,358,253
Fully Diluted Number of Shares	55,105,833	30,861,099

TERRA NOSTRA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2006 AND 2005
US$

	2006	2005
Net Income (Loss)	(11,595,942)	(2,734,758)
Adj. to Reconcile Net Income to Net Cash from Operating
Depreciation	1,432,795	114,728
Amortization	14,788	95,086
Imputed Interest	3,151,492	1,839,957
Minority Interest	(5,074,309)	(1,086,614)
Management Options and Investor Warrants	2,519,066	-
Changes in Assets and Liabilities:
Accounts Receivable	(7,862,083)	-
Notes Receivable	(62,353)	-
Inventory	(25,505,079)	-
Prepaid Expenses	(3,519,385)	44,521
Prepaid Expenses - Related Party	(1,452,259)	-
Accounts Payable	10,822,565	(304,661)
Tax Payable	9,024,169	-
Net Cash Flows from Operating Activities	(28,106,535)	(2,031,741)
Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(3,972,799)	(8,625,508)
Short Term Investment	(24,941)	-
Land Use Right Payable	18,977	-
Investment in Intangible Assets	-	(98,790)
Deferred Assets	36,452	290,820
Other Receivables	(2,225,974)	(3,053,209)
Other Receivables - Related Party	(2,128,083)	(16,881,640)
Investment	(3,864,895)	-
Net Cash Flows from Investing Activities	(12,161,263)	(28,368,327)
Cash Flows from Financing Activities:
Proceeds from Borrowings	39,846,653	6,935,216
Cash Pledged to Bank	(6,506,472)	(1,302,045)
Notes Payable	13,450,056	3,564,265
Addition of Minority Interest	18,284,578	14,527,890
Other Liabilities	3,829,725	260,844
Other Liabilities - Related Party	(27,896,141)	4,254,143
Capital Contributions	18,230,716	2,191,674
Net Cash Flows from Financing Activities	59,239,115	30,431,987
Net Increase (Decrease) in Cash	18,971,317	31,919
Effect of Exchange Rates on Foreign Currency Transactions	254,678	-
Cash - Beginning of Period	122,552	90,633
Cash - End of Period	19,348,547	122,552

Supplemental Cash Flow Disclosures:
Interest Paid	2,029,634	431,283
Income Tax Paid	-	-

TERRA NOSTRA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2006 AND 2005

				Accumulated
	Common	Common	Additional	Other	Retained Earnings	Total Stockholders'	Minority
	Stock	Stock	Paid in	Comprehensive	(Deficit)	Equity	Interest
	Shares		Capital	Income
Balance at December 31, 2004	3,082,254	3,082	9,415,336		(10,002,386)	(583,968)	(485,545)
Stock issuance to settle debt	1,700,000	1,700	1,578,398			1,580,098
Stock issuance per acquisition agreement	35,000,000	35,000				35,000
Issuance of common stock for private placement	364,194	364	1,092,219			1,092,583	-
Net Income (Loss)					(2,734,758)	(2,734,758)	(1,086,614)
Imputed Interest - SQSS			1,554,865			1,554,865	1,493,890
Capital Contributed by Minority Shareholder						-	13,034,000
Balance at May 31, 2005	40,146,448	40,146	13,640,818	-	(12,737,144)	943,820	12,955,731
Issuance of common stock for private placement	9,010,000	9,010	20,057,476			20,066,486
Net Income (Loss)					(11,595,942)	(11,595,942)	(5,074,309)
Issuance of management options			2,422,026			2,422,026
Warrants issued to investors and arrangers			97,040			97,040
Imputed Interest - Terra Nostra level			19,755			19,755
Foreign Currency translation adjustments				254,677		254,677	250,194
Elimination SQSS due to consolidation with STJMC			(1,554,865)		1,636,329	81,464	(8,131,616)
Capital Contributed by Minority Shareholder						-	26,166,000
Balance at May 31, 2006	49,156,448	49,156	34,682,250	254,677	(22,696,757)	12,289,326	26,166,000

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Terra Nostra Resources Corp., a company formed under the laws of the State of Nevada on February 7, 1994 (“Terra Nostra” or the “Company” “us”, and/or “we” and other similar terms as used herein refer collectively to the Company together with its subsidiaries), then named Terra Nostra Technology Ltd., undertook a reverse merger with RTO Investments Corp., which was consummated in April, 2005.

The Company, through the process of the reverse merger acquired an interest in two Joint Venture companies in the Peoples Republic of China (“PRC”) from RTO Investments Corp. (“RTO”). At the time of the reverse merger the Company and RTO were unrelated parties. The Company had limited operations due to the ongoing divestiture of certain of its assets. RTO was a holding company formed for the purposes of acquiring and financing the Joint Venture companies in the PRC. RTO held a joint venture agreement, (the “RTO Joint Venture Agreement”) to bring in the copper assets and the stainless steel assets. RTO assigned its rights in the joint venture agreement to the Company in exchange for the issuance of thirty-five million (35,000,000) shares of the common stock of the Company.

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

In order to implement the terms of the RTO Joint Venture Agreement, on January 10, 2005, at the direction of RTO and Ke Zhang, Shandong Terra-Nostra Jinpeng Metallurgical Co. Ltd (“STJMC”) was formed under a Sino-Foreign Joint Venture Contract (“STJMC JV”) by converting the corporate structure of SJCC from a private PRC company to a Sino-Foreign joint venture company. The Company, with a total capital contribution commitment of $27,234,000, became a 51% foreign owner and Sino Partner became a 49% owner. Sino Partner agreed to contribute certain fixed assets, property rights, and other assets in return for its 49% ownership in the STJMC. Pursuant to the STJMC JV agreement, the effectiveness of the agreement

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT’D)

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

The required capital contribution by Terra Nostra to STJMC is unchanged at $27,234,000. As of the date of this report, Terra Nostra has contributed $2,000,000 towards this obligation. Terra Nostra holds a 51% shareholding in STJMC and has treated the transaction, for accounting purposes, as an

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT’D)

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

As at the fiscal years ended May 31, 2006 and 2005 the Company restated certain figures included in prior fiscal periods as detailed below in Notes 2(i) through (iv). None of the errors affected the Statements of Operations for the years ended May 31, 2006 or 2005. A tabular representation of the impact of these adjustments to the Balance Sheets, Statements of Stockholders’ Equity and Statements of Cash Flows for the fiscal years ended May 31, 2006 and 2005 is included at the end of this Note. Further, the Company has augmented the disclosure in the Notes to its Consolidated Financial Statements for the fiscal years ending May 31, 2006 and 2005 as detailed in 2(v) below:

(i) Misstatement to minority interest:
As at May 31, 2005, the Company had an outstanding funding obligation of US$12,566,000 to SQSS to complete its registered capital commitment. Although the obligation was paid in full during the fiscal year ended May 31, 2006, the balance sheet as at May 31, 2005 did not reflect Terra Nostra’s payable of US$12,566,000 nor did SQSS’s accounts reflect the receivable. This omission, consequently, understated the minority interest liability by US$6,157,340, representing the 49% minority interest share of US$12,566,000. (Refer to Adjustment Column (b) to Consolidated Balance Sheets at May 31, 2006 and 2005 below)

(ii) Reallocation and correction to imputed interest:
At May 31, 2005, SQSS was a development stage company and a portion of the development funds were provided by related parties that did not charge interest. The Company’s policy is to calculate an imputed interest against these advances at a rate of 4.5% per annum and book the charges to interest expense, construction in progress, or both. During fiscal year ending May 31, 2005, the Company incorrectly booked the total amount of the credit entries to additional paid in capital rather than an allocation between additional paid in capital and minority interest. The revised and restated Form 10-KSB makes the correction to reclassify US$1,493,889 (49% of US$3,048,754 imputed interests) from additional paid in capital to minority interest. .(Refer to Adjustment Column (b) to Consolidated Balance Sheets at May 31, 2006 and 2005 below)

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

(iii) Reclassification from prior period:
There was an entry in May 31, 2004 to reclassify US$283,308 from additional paid in capital to retained earnings. The Company did not carry this entry forward to 2005 and 2006, which has been corrected in the Form. (Refer to Adjustment Columns (a) and (b) to Consolidated Balance Sheets at May 31, 2006 and 2005 below)

(iv) Reclassification and correction resulting from over-contribution by Sino partner:
Sino partners over contributed US$273,385 in SQSS, which was not reflected in the year ended May 31, 2005. The revised and restated Form 10-KSB makes the correction to reclassify US$139,426 (51% of US$273,385 over contribution) from additional paid in capital and US$133,959 (49% of US$273,385 over contribution) from minority interest to other liabilities-related party. (Refer to Adjustment Column (b) to Consolidated Balance Sheets at May 31, 2006 and 2005 below).

(v) Augmented disclosure

The Company has augmented its Note disclosure as follows:

  Note 1 – Organization and Principal Activities has been revised in order to provide a more concise description of the organizational history of the Company and its subsidiaries and the underlying transactions;

  Note 4 – Summary of Principal Accounting Policies has been expanded to correct the disclosure previously provided in Notes 4(D), and Note 4 (L) and to augment the disclosure contained in Note 4(U) to add discussion surrounding FASB 151 and 123r;

  Note 5 – Business Combinations was not formerly included in the Notes to the Consolidated Financial Statements;

  Note 15 – Stock Based Compensation was not formerly included in the Notes to the Consolidated Financial Statements; and,

  Note 18 - Income Taxes was not formerly included in the Notes to the Consolidated Financial Statements.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2006

2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheets May 31, 2006 and 2005 (Adjustments):

	Original May 31,	Adjustment	May 31, 2006	Original May 31,	Adjustment	May 31, 2005
	2006	see note (a)	(Restated,	2005	see note (b)	(Restated,
	(Audited)	below	Audited)	(Audited)	below	Audited)
Current Assets:
Cash	19,348,547		19,348,547	122,552		122,552
Cash-Restricted	11,433,207		11,433,207	4,926,735		4,926,735
Notes Receivable	62,353		62,353			-
Accounts Receivable	7,862,083		7,862,083			-
Other Receivables, Net	7,136,603		7,136,603	4,910,629		4,910,629
Other Receivables - Related Party	25,707,370		25,707,370	23,579,287		23,579,287
Short Term Investment	24,941		24,941			-
Inventory	25,505,079		25,505,079			-
Prepaid Expenses	3,537,389		3,537,389	18,004		18,004
Prepaid Expenses - Related Party	1,452,259		1,452,259
	102,069,831	-	102,069,831	33,557,207	-	33,557,207

Long-Term Assets:
Investment	3,864,895		3,864,895			-
PP&E	46,081,421		46,081,421	1,927,382		1,927,382
Less: Accumulated Depreciation	(4,710,997)		(4,710,997)	(154,420)		(154,420)
Constructions Materials	40,623		40,623	57,056		57,056
Constructions in Progress	17,192,511		17,192,511	58,880,411		58,880,411
Land Use Rights	5,025,487		5,025,487	4,563,792		4,563,792
	67,493,940	-	67,493,940	65,274,221	-	65,274,221

Other Assets:
Deferred and other Assets	357,711		357,711	394,163		394,163
	357,711	-	357,711	394,163	-	394,163

Total Asets:	169,921,482	-	169,921,482	99,225,591	-	99,225,591

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	1,865,500		1,865,500	239,742		239,742
Bank Loans, Short Term	50,406,545		50,406,545	10,559,892		10,559,892
Notes Payable, Other	20,638,998		20,638,998	7,188,942		7,188,942
Land Use Rights Payable	2,714,268		2,714,268	590,291		590,291
Constrution Costs Payable	9,989,247		9,989,247	3,748,328		3,748,328
Tax Payable	9,024,169		9,024,169			-
Other Liabilities	5,829,011		5,829,011	1,999,286		1,999,286
Other Liabilities - Related Party	30,998,418		30,998,418	58,621,174	273,385	58,894,559
	131,466,156	-	131,466,156	82,947,655	273,385	83,221,040

Long Term Liabilities
Land Use Rights Payable				2,105,000		2,105,000
Minority Interest	26,166,000		26,166,000	5,438,460	7,517,270	12,955,731
	26,166,000	-	26,166,000	7,543,460	7,517,270	15,060,731

Shareholders' Equity
Class A Common Stock-authorized 100,000,000 shares with a
par value of $0.001: 49,156,448 issued and outstanding as at
May 31, 2006; 40,146,448 shares issued and outstanding as at
May 31, 2005	49,156		49,156	40,146		40,146
Additional Paid in Capital	33,805,004	283,308	34,682,250	12,369,261	(8,073,962)	13,640,818
Paid In Capital	1,160,554			9,345,520
Accumulated Other Comprehesive Income	254,677		254,677
Reserves	2,028,858			5,314,498
Retained Earnings	(25,008,923)	(283,308)	(22,696,757)	(18,334,949)	283,307	(12,737,144)
	12,289,326	-	12,289,326	8,734,476	(7,790,655)	943,820

Total Liabilities and Shareholders' Equity	169,921,482	-	169,921,482	99,225,591	-	99,225,591

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Adjustments to Consolidated Balance Sheets (refer to table above):

Notes:

(a) Adjustments in this column represent the error correction discussed above in Note 2 (iii) totaling $283,308 from prior periods which was not previously carried forward to fiscal 2005 and 2006.;

(b) Adjustments in this column represent the restatements and error corrections discussed above in Note 2 (i) through 2(iv). An adjustment totaling $283,308 from prior periods which was not previously carried forward to fiscal 2005 and 2006; an adjustment to correct the omission of US$6,157,340 from minority interest and additional paid in capital; an adjustment to reclassify US$1,493,889 (the minority share of imputed interest in fiscal 2005) from additional paid in capital to minority interest; and, an adjustment to record US$139,426 from additional paid in capital and US$133,959 from minority interest (totaling US $273,385) to other liabilities-related party.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Cash Flows May 31, 2006 and 2005 (Adjustments):

	Original May 31,		May 31, 2006	Original May		May 31, 2005
	2006		(Restated,	31, 2005		(Restated,
	(Audited)	Adjustments	Audited)	(Audited)	Adjustments	Audited)

Net Income (Loss)	(11,595,942)		(11,595,942)	(2,734,758)		(2,734,758)
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:			-
Depreciation	1,432,795		1,432,795	114,728		114,728
Amortization	14,788		14,788	95,086		95,086
Imputed Interest	3,131,738	19,754	3,151,492	1,839,957		1,839,957
Minority Interest	(5,074,309)		(5,074,309)	(1,086,614)		(1,086,614)
Management Options and Investor Warants	2,519,066		2,519,066	-		-
			-
Changes in Assets and Liabilities:			-
Accounts Receivable	(7,862,083)		(7,862,083)	-		-
Other receivables	(2,225,974)	2,225,974	-	(3,053,209)	3,053,209	-
Other receivables - Related Party	(2,128,083)	2,128,083	-	(16,881,640)	16,881,640	-
Notes Receivable	(62,353)		(62,353)	-		-
Inventory	(25,505,079)		(25,505,079)	-		-
Prepaid Expenses	(3,519,385)		(3,519,385)	44,521		44,521
Prepaid Expenses - Related Party	(1,452,259)		(1,452,259)	-		-
Accounts Payable	1,662,210	9,160,355	10,822,565	(304,661)		(304,661)
Tax Payable	9,024,169		9,024,169	-		-
Other Liabilities	3,829,725	(3,829,725)	-	260,844	(260,844)	-
Other Liabilities - Related Party	(27,622,756)	27,622,756	-	5,189,555	(5,189,555)	-
Net Cash Flows from Operating Activities	(65,433,732)	37,327,197	(28,106,535)	(16,516,191)	14,484,450	(2,031,741)

Cash Flows from Investing Activities:
Acquisitions of Property, Plant and Equipment	(44,154,039)	40,181,240	(3,972,799)	(265,285)	(8,360,223)	(8,625,508)
Construction Materials	16,433	(16,433)	-	(10,657)	10,657	-
Construction in Progress	41,687,900	(41,687,900)	-	(8,349,566)	8,349,566	-
Construction Costs Payable	6,240,919	(6,240,919)	-	-		-
Short Term Investment	(24,941)		(24,941)	-		-
Land Use Right Payable	(442,718)	461,695	18,977	-		-
Investment in Intangible Assets	-		-	(98,790)		(98,790)
Deferred Assets	36,452		36,452	290,820		290,820
Other receivables	-	(2,225,974)	(2,225,974)	-	(3,053,209)	(3,053,209)
Other receivables - Related Party	-	(2,128,083)	(2,128,083)	-	(16,881,640)	(16,881,640)
Investment	(3,864,895)		(3,864,895)	-		-
Net Cash Flows from Investing Activities	(504,889)	(11,656,374)	(12,161,263)	(8,433,478)	(19,934,849)	(28,368,327)

Cash Flows from Financing Activities:
Proceeds from Borrowings	39,846,653		39,846,653	6,935,216		6,935,216
Cash Pledge to Bank	(6,506,472)		(6,506,472)	(1,302,045)		(1,302,045)
Notes Payable	13,450,056		13,450,056	3,564,265		3,564,265
Other Liabilities	-	3,829,725	3,829,725	-	260,844	260,844
Other Liabilities - Related Party	-	(27,896,141)	(27,896,141)	-	4,254,143	4,254,143
Addition of Minority Interest	25,801,849	(7,517,271)	18,284,578	-	14,527,890	14,527,890
Capital Contributions	12,317,852	5,912,864	18,230,716	15,784,152	(13,592,478)	2,191,674
Net Cash Flows from Financing Activities	84,909,938	(25,670,823)	59,239,115	24,981,588	5,450,399	30,431,987

Net Increase (Decrease) in Cash	18,971,317	-	18,971,317	31,919	-	31,919
effect of Exchange Rates on Foreign Currency Transactions	254,678		254,678	-		-
Cash - Beginning of Period	122,552		122,552	90,633		90,633
Cash - End of Period	19,348,547	-	19,348,547	122,552	-	122,552

Supplemental Cash Flow Disclosures:
Interest Paid	2,029,634		2,029,634	431,283		431,283
Income Tax paid	-		-	-		-

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Cash Flows May 31, 2006 and 2005 (Adjustments)(Continued)

The restated Statements of Cash Flows (see table above) reflect the adjustments resulting from the following:

  Correction of errors noted in Item 2(1) through (iv) above;
  Presentational changes to Other Receivables and Other Receivables - Related Party in order to relocate from Changes in Assets and Liabilities to Cash Flows from Investing activities;
  Presentational changes to Cash Flows from Investing Activities to merge the following categories: Acquisitions of Property, Plant and Equipment, Construction Materials, Construction in Progress and Construction Costs payable to reduce these categories to one line item: Property, Plant and Equipment.
  Presentational changes to Other Liabilities and Other Liabilities – Related Party in order to relocate from Changes in Assets and Liabilities to Cash Flows from Financing Activities;
  Reclassification of certain amounts from Capital Contributions to Addition of Minority Interest.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Stockholders Equity:

	Common Stock Shares			Par Value Common Stock			Additional Paid in Capital			Accumulated Other Comprehensive Income			Retained Earnings (Deficit)			Total Stockholders' Equity			Minority Interest
	Original	Adjustment	Restated	Original	Adjustment	Restated	Original	Adjustment	Restated	Original	Adjustment	Restated	Original	Adjustment	Restated	Original	Adjustment	Restated	Original	Adjustment	Restated
Balance at December 31, 2004	-	3,082,254	3,082,254	-	3,082	3,082	-	9,415,336	9,415,336	-			-	(10,002,386)	(10,002,386)	-	(583,968)	(583,968)		(485,545)	(485,545)
Stock issuance to settle debt		1,700,000	1,700,000		1,700	1,700		1,578,398	1,578,398								1,580,098	1,580,098
Stock issuance per acquisition agreement		35,000,000	35,000,000		35,000	35,000											35,000	35,000
Issuance of common stock for private placement	-	364,194	364,194		364	364	-	1,092,219	1,092,219							-	1,092,583	1,092,583			-
Net Income (Loss)													-	(2,734,758)	(2,734,758)	-	(2,734,758)	(2,734,758)			(1,086,614)
Imputed Interest - SQSS							-	1,554,865	1,554,865							-	1,554,865	1,554,865			1,493,890
Capital Contributed by Minority Shareholder																-	-	-			13,034,000
Balance at May 31, 2005	40,146,448	-	40,146,448	40,146	-	40,146	18,382,720	(4,741,902)	13,640,818	-	-	-	(12,737,144)	-	(12,737,144)	5,685,722	943,820	943,820		(485,545)	12,955,731
Issuance of common stock for private placement	9,010,000		9,010,000	9,010		9,010	20,057,476		20,057,476							20,066,486	-	20,066,486
Net Income (Loss)													(11,595,942)		(11,595,942)	(11,595,942)	-	(11,595,942)			(5,074,309)
Issuance of management options							2,422,026		2,422,026							2,422,026	-	2,422,026
Warrants issued to investors and arrangers							97,040		97,040							97,040	-	97,040
Imputed Interest - Terra Nostra level							19,755		19,755							19,755	-	19,755
Foreign Currency translation adjustments										254,677		254,677				254,677	-	254,677			250,194
Elimination SQSS due to consolidation with STJMC							(6,296,765)	4,741,900	(1,554,865)				1,636,329		1,636,329	(4,660,436)	4,741,900	81,464			(8,131,616)
Capital Contributed by Minority Shareholder																-	-	-			26,166,000
Balance at May 31, 2006	49,156,448	-	49,156,448	49,156	-	49,156	34,965,558	283,308	34,682,250	254,677	-	254,677	(22,980,065)	(283,308)	(22,696,757)	12,289,326		12,289,326		(485,545)	26,166,000

The adjustments to the Consolidated Statements of Stockholders Equity reflect the following:

  The Consolidated Statements of Stockholders’ Equity as filed in the original submission on Form 10-KSB for the fiscal years ended May 31, 2006 and 2005 were limited in disclosure to the fiscal year ended May 31 2005 and details of those transactions which occurred during the fiscal year ended May 31, 2006. The above restated Consolidated Statements of Stockholders’ Equity incorporate a presentational change to reflect the opening balance as at the fiscal year ended December 31, 2004 (the Company’s former year end prior to adopting a May 31 fiscal year end) including the impact of a reverse-split on a 10 for 1 basis concluded on January 11, 2005.
  Certain columns did not foot in the originally filed Consolidated Statements of Stockholders’ Equity;
  The Consolidated Statements of Stockholders’ Equity reflect the impact of an error correction between retained earnings and additional paid in capital discussed in detail in Note 2 (iii) above;
  The Consolidated Statements of Stockholders’ Equity have been restated to reclassify certain fiscal 2005 entries relating to the Company’s share of imputed interest and the impact of the elimination of SQSS as a result of the consolidation of STJMC as at the fiscal year ended May 31, 2006.;
  The Consolidated Statements of Stockholders’ Equity have been restated to include a column representing the Minority interest.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

3 . BASIS OF PRESENTATION

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

4 . SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

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

4. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (Continued)

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

D. Short Term Investment

Short term investments are made from time to time in PRC based investment funds and trusts. The investments are valued at fair value being the lower of cost and market value at the report date. The Company reviews its short term investment positions periodically. The short term investment as at May 31, 2006 was with a listed investment fund in the amount of US$24,941.

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

4. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (Continued)

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

Foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary transactions are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period in which the exchange rate changes. Translation adjustments resulting from the process of translating the Company’s subsidiary operations from RMB to the Company’s functional currency, United States dollars, are reported separately as accumulated other comprehensive income.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

4. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (Continued)

L. Foreign currency translation - Continued

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

4. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (Continued)

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

4. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (Continued)

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

FASB 151 - This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. " This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted a policy of allocating fixed production overheads that is consistent with this Statement.

FASB 123r - This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

4. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (Continued)

U. New Accounting Pronouncements (Continued)

on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The Company expects to use stock-based compensation to a limited extent. It will follow the guidelines of this Statement as a matter of policy.

5. BUSINESS COMBINATION

In April of 2005, pursuant to agreements originally executed in December 2004, the Company issued 35,000,000 shares with a par value of $0.001 to RTO Investments for the right to acquire RTO’s interest in a Joint Venture agreement between RTO and another party with respect to certain Copper and Stainless operations in the Peoples Republic of China. It was contemplated under this joint venture agreement that each of the Company and the existing holder of the Copper and Stainless assets would contribute to a new entity being the SINO Foreign Joint Venture to complete the respective requirements of the joint venture. Under terms of the agreement, the Company needed to make cash contributions of $13,566,000 and $27,234,000 to the Stainless and Copper ventures respectively, while the existing party would contribute the required assets to achieve certain production capacity for both the Stainless and Copper ventures with a value of approximately $40,000,000. For its capital contribution, the Company would acquire 51% of the joint venture. Subsequent to the transaction, the joint venture was split into two ventures being the STJMC for the copper venture and SQSS for the stainless venture.

The net assets purchased in the STJMC transaction, for an amount of $27,234,000 are allocated as follows:

Current assets	$50,695,412
Long-term assets	12,104,098
Other assets	3,959
$62,803,469

Current liabilities	$35,569,469

Net assets	$27,234,000

The net assets purchased in the SQSS transaction, for an amount of $13,566,000 are allocated as follows:

Current assets	$18,224,471
Long-term assets	37,052,589
$55,277,060

Current liabilities	$48,893,654
Long-term liabilities	1,073,550
$49,967,204

Net assets	$5,309,856

With respect to the completion of the acquisition of the two ventures being the STJMC for the copper venture and SQSS for the stainless venture, the Company concluded the acquisition and transfer of such assets for the respective joint ventures on May 31, 2006 (STJMC) and August 17, 2005 (SQSS). The consolidated financial statements as presented for the fiscal year ended May 31, 2005 therefore reflect the impact of the acquisition of SQSS as if it had taken effect during the year presented. As a result no pro-forma results of operations are summarized in the body of this note with respect to the operations of SQSS.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

5. BUSINESS COMBINATION (Continued)

While capital contributions totaling $25,234,000 remained payable from the Company at May 31, 2006, the parties to the agreement with respect to the 51% interest in STJMC determined May 31, 2006, to be the effective date of the transaction as a result of the following cumulative events: (i) Required governmental approvals from the People’s Republic of China for the above noted transaction had been received as at May 31, 2006; (ii) the 2005 calendar year tax audit had been filed for STJMC immediately prior to May 31, 2006 with the Chinese government, demonstrating Terra Nostra's 51% equity position in the company; and (iii) the majority of positions on the board of directors of STJMC, including the position of Chairman, had as at May 31, 2006 been assumed by Terra Nostra appointees. As a result of these events which clearly confirmed Terra Nostra’s effective control of STJMC the parties agreed upon May 31, 2006 as the effective date of the acquisition. Therefore,the balance sheet of STJMC as at that date is included in the consolidated Balance Sheet and the Statement of Shareholders’ Equity for the Year Ended May 31, 2006 as presented in this report. However, the accounts of STJMC are not included in the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. Presented below are the proforma results of operations including STJMC for the period ended May 31, 2006, as though the business combination had been completed effective June 1, 2005:

	Terra Nostra				Terra Nostra
	and SQSS				SQSS & STJMC
	(as reported)	STJMC	Adjustments	Note	(Proforma)

Revenues	5,107,982	101,658,347	-		106,766,329

Cost of Sales	6,847,019	81,844,259	-		88,691,278

Gross Profit	(1,739,037)	19,814,088	-		18,075,051

Expenses:

Selling	55,486	67,453	-		122,939

General and Admin. – North America	7,275,557	-	-		7,275,557

General and Administrative - China	3,762,230	833,000	-		4,595,230

Depreciation and Amortization	700,922	742,271	-		1,443,193

Total Expenses	11,794,195	1,642,724	-		13,436,919

Operating Profit / (Loss)	(13,533,232)	18,171,364	-		4,638,132

Investment Income / (Loss)	-	(2,556,034)	4,187,809	(1)	1,631,775

Interest (Expense)	(3,151,492)	(365,529)	-		(3,517,021)

Other Income / (Expense)

Other Income	41,594	15,825	-		57,419

Non-operating Expense	(27,121)	(16,992)	-		(44,113)

Income / (Loss) Before Income Tax	(16,670,251)	15,248,634	4,187,809		2,766,192

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

5. BUSINESS COMBINATION (Continued)

	Terra Nostra				Terra Nostra
	and SQSS				SQSS & STJMC
	(as reported)	STJMC	Adjustments	Note	(Proforma)

Provision for Income Tax	-	5,863,077	-		5,863,077

Net Income / (Loss) Before Minority Interest	(16,670,251)	9,385,557	4,187,809		(3,096,885)
Minority Interest	5,074,309	-	(9,673,232)	(2)	(4,598,923)

Net Income / (Loss)	(11,595,942)	9,385,557	(5,485,423)		(7,695,808)

Other Comprehensive Income:
Foreign Currency Translation Adjustment	254,678	1,389,108	(680,663)	(3)	963,123

Comprehensive Income	(11,341,264)	10,774,665	(6,166,086)		(6,732,685)

(Loss) Per Share - weighted average	($0.27)				($0.18)
(Loss) Per Share - fully diluted	($0.21)				($0.14)

Weighted Average Number of Shares	42,925,833				42,925,833
Fully Diluted Number of Shares	55,105,833				55,105,833

Notes:
	(1)	The adjustment is equal to STJMC’s share (i.e., 49%) of losses in Shandong Quanxin Stainless Steel Co. Ltd. (“SQSS”).
(2)

The minority adjustment in the first column, in the amount of US$5,074,309, represents the adjustment for the 49% ownership of SQSS, which is owned by STJMC. However, since STJMC is part of the group under the pro forma scenario, there would not be a need for this minority interest adjustment in the pro forma. Secondly, since Terra Nostra owns 51% of STJMC, a minority interest adjustment of US$4,598,923 was made, representing the share of income attributed to the 49% owner.

	(3)	This adjustment represents the minority interest share of STJMC’s Other Comprehensive Income.

6. OTHER RECEIVABLES

The Company and its Subsidiaries’ Other Receivables at May 31, 2006 and 2005, are summarized as follows:

	May 31, 2006	May 31, 2005
Current Assets	(US$)	(US$)
Other Receivables	7,884,020	4,910,629
Other Receivables - Related Party	25,707,370	23,579,287
Less: Allowance for doubtful accounts	(747,417)	---
Other Receivables, Net	32,843,973	28,489,906

Allowance for doubtful accounts was US$747,417 as at May 31, 2006 and nil as at May 31, 2005.

Although lending between companies, including related parties is a common occurrence in the PRC, the practice is technically contrary to regulations, which provide that only lending institutions are permitted to extend loans to companies.

7. INVENTORIES

(US$)	May 31, 2006	May 31, 2005
Raw Materials	9,482,043	--
Work in Progress	12,297,856	--
Finished Goods	2,327,356	--
Consignment Inventory	1,321,920	--
Sundry	75,904	--
Total Inventories	25,505,079	--

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

7. INVENTORIES (Continued)

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

8 . PREPAID EXPENSES

(US$)	May 31, 2006	May 31, 2005
Prepaid Expenses	3,537,389	18,004
Prepaid Expenses – Related Party	1,452,259	--

Total Prepaid Expenses	4,989,648	18,004

The increase in prepaid expenses from May 31, 2005 to May 31, 2006 was principally in connection with the procurement of construction materials at SQSS. The remaining prepaid expenses were primarily comprised of deposits and advances to third party suppliers and a related party supplier (refer to Note 15 , herein, RELATED PARTY TRANSACTIONS).

9. PROPERTY, PLANT, AND EQUIPMENT

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

9. PROPERTY, PLANT AND EQUIPMENT (Continued)

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

Land use rights are amortized using the straight-line method over a 50 year period which period reflects the term of the land use certificate issued by the applicable government agency. The land use rights and accumulated depreciation are summarized for the four balance sheet dates, as follows:

(US$)	May 31, 2006	May 31, 2005
Land Use Rights	5,241,179	4,704,939
Less: Accumulated Amortization	215,692	141,147

Land Use Rights - Net	5,025,487	4,563,792

In the event that an extension on land rights cannot be negotiated between the parties, the residual value would be zero.

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

10. BANK INDEBTEDNESS AND NOTES PAYABLE

Bank Loans & Short Term Loans

	(US$)	Annual	Amount at	Amount at
	Period	Int.	May 31, 2006	May 31, 2005
Huaxia Bank	Dec 1, 2005 – Dec 1, 2006	5.58%	5,611,812
Agricultural	Jul 31, 2005 – Jul 31, 2006	8.928%	299,297
Agricultural	Aug 29, 2005 – Aug 29, 2006	8.928%	311,767
Agricultural	Nov 18, 2005 – Nov 18, 2006	8.928%	187,060
CITIC Bank	Jan 16, 2006 – Jul 13, 2006	4.698%	399,063
CITIC Bank	Jan 18, 2006 – Jul 17, 2006	4.698%	1,197,187
CITIC Bank	Feb 23, 2006 – Oct 15, 2006	6.696%	1,247,069
CITIC Bank	Oct. 8, 2005 – Jul. 15, 2006	6.138%	1,247,069
CITIC Bank	Oct. 20, 2005 – Jun. 19, 2006	6.138%	1,247,069
CITIC Bank	Apr. 5, 2006 – Nov. 4, 2006	6.138%	1,247,069
CITIC Bank	Apr. 13, 2006 – Oct. 20, 2006	6.138%	1,247,069
CITIC Bank	Apr. 20, 2006 – Nov.14,	6.138%	1,247,069
Zibo	Aug. 5, 2005 – Jul. 24, 2006	8.37%	2,494,139
Zibo	Sep. 30, 2005 – Sep.5, 2006	5.58%	22,447,249
Zibo	Jan. 17, 2006 – Jan.9, 2007	8.37%	3,741,209
Heng Feng	Apr. 5, 2006 – Apr. 5, 2007	6.138%	6,235,348
CITIC Bank	Jan 27,2005 - Nov 27, 2005	6.138%		1,208,226
CITIC Bank	Mar 2, 2005 - Oct 18, 2005	6.138%		1,208,226
CITIC Bank	Mar 23, 2005 - Sep 26, 2005	6.138%		1,208,226
CITIC Bank	Apr 14, 2005 - Oct 14, 2005	5.22%		894,086
Zibo	Feb 5, 2005 - Jan 10, 2006	8.37%		3,624,677
Zibo	Aug 17, 2004 - Aug 3, 2005	7.65%		2,416,451

Total Bank Loans Outstanding			50,406,545	10,559,892

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

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

10. BANK INDEBTEDNESS AND NOTES PAYABLE (Continued)

Notes Payable, Other

	(US$)	Amount at	Amount at
Bank	Period	May 31, 2006	May 31, 2005
Huaxia Bank	Dec 9, 2005 – Jun 9, 2006	4,489,450
Minsheng Bank	Dec 30, 2005 – Jun 30,	249,414
CITIC Bank	Feb 24, 2006 – Aug 24,	1,247,069
CITIC Bank	Mar. 9, 2006 – Sep. 9,	7,482,416
Zibo Commercial	Dec. 9, 2005 – Jun. 7, 2006	2,805,907
Zibo Commercial	Apr. 19, 2006 – Oct. 11,	1,870,604
Bank of Communication	Mar. 24, 2006 – Sep. 24,	1,247,069
Heng Feng Bank	Mar. 30, 2006 – Sep. 30,	1,247,069
CITIC Bank	Jan 26, 2005 - Jul 26, 2005		1,147,814
CITIC Bank	Apr 20,2005 - Oct 20, 2005		1,208,226
Zibo Commercial	Dec 16, 2004 - Jun 8, 2005		3,020,564
Zibo Commercial	Apr 15, 2005 - Oct 12,		1,812,338
Total Notes Payable, Other		20,638,998	7,188,942

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

11. OTHER LIABILITIES

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

12. RESERVES

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

12. RESERVES (Continued)

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

13. SIGNIFICANT CONCENTRATION

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

14. WARRANTS

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

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

15. STOCK BASED COMPENSATION

Issuance of stock options

During the year ended May 31, 2005, the Company adopted the 2005 stock option and stock award plan allowing for a total of 4,000,000 common shares to be granted to directors, officers, employees and consultants (the “Plan”). Characteristics of the options, including vesting, execution price, and expiration, are determined by the Plan Administrators who are appointed by the Board of Directors. There were no options granted under the Plan in fiscal 2005.

During fiscal 2006, the Administrators granted a total of 3,752,000 options with a weighted average exercise price of $2.33 per share to certain consultants, officers and directors. The grant prices for each of the options represent 100% of the closing price of the Company's shares on the respective dates of grant.

On May 31, 2006, a total of 1,100,000 options granted under the Company’s 2005 stock option plan extinguished unexercised.

The following is a table of outstanding options and changes during the fiscal year ending May 31, 2007. All options are immediately vested.

	Employee	Non-employee	Weighted Average
	Options	Options	Exercise Price
Options outstanding, May 31 2005	-	-	-
Options granted:
Employees	-	2,550,000	2.25
Non-employees	-	1,202,000	2.50
Options exercised	-	-	-
Options canceled	-	-	-
Options expired	-	1,100,000	2.00
Options Outstanding, May 31, 2006	-	2,652,000	2.48

Options granted consist of:

Weighted
Year and Exercise price relative	average fair	Weighted
to fair value of underlying stock	value at grant	average exercise
	date	price
Year ending May 31, 2005:
Exercise price exceeds fair value:
Year ending May 31, 2006:
Exercise price exceeds fair value:	0.38	2.48

If not previously exercised or canceled, options outstanding at May 31, 2006 will expire as follows:

	Range of Exercise		Weighted Average
	Prices		Exercise
	High	Low	Shares	Price
Year Ending May 31, 2007	2.50	2.00	2,652,000	2.48
2,652,000

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

15. STOCK BASED COMPENSATION (Continued)

	Years Ended May 31
	2007	2006
Expected Volatility:	25.05	42.01
Risk-free interest rate:	4.36%	4.52%
Expected Dividends:	0	0
Expected Term in Years:	3	1

The fair value of 2,550,000 options granted during the year ended May 31, 2007 totals $1,232,270 which amount has been expensed and recorded in the Company's Statement of Shareholder's Equity. Under the terms of the 2005 stock option and stock award plan the Company was required to obtain shareholder approval for the plan within twelve months from the date of establishment of the plan, which was May 13, 2005. The Company did not hold an annual general meeting or any shareholder meetings in fiscal 2005 or 2006 and therefore the shareholders did not have an opportunity to vote on the 2005 stock option and stock award plan. Therefore, subsequent to the fiscal year ended May 31, 2006, any options granted under the 2005 plan expired due to the fact they did not receive shareholder approval.

16 . RELATED PARTY TRANSACTIONS

Related party transactions comprise funding transactions between companies that are associated through common Sino ownership. The related party transactions are summarized in the schedules below:

Summary of balances of related party transactions (US$)
Other Receivables - Related Party	May 31, 2006	May 31, 2005
Shandong Jinwang	6,213,321	-
Zouping Regenerated Resources	8,032,868	-
Zouping Regenerated Resources	-	8,884,991
Zhang Ke	8,061,609	-
Zibo Jinpeng	2,202,449	-
Zibo Jinpeng	419,149	-
Zouping Jinwang	325,733	2,851,553
Shandong Jiatai	149,912	-
Shandong Jiatai	-	1,685,674
Zouping Huatong	199,303	-
Shengming Copper	48,037	157,069
Dongying Shengli Zhongya	47,451	-
Zouping Jinyuan	7,538	-
Total Other Receivables - Related Party	25,707,370	23,579,287
Other Liabilities - Related Party
Zhang Ke	21,754,960	-
Zouping Jinwang	5,438,739	-
Shandong Jinpeng		7,060,151
Shandong Jinwang	1,286,815	-
Shandong Jinwang	-	14,922,849
Dongying Shengli	1,012,558	-
Zibo Mingtai Regenerated	760,907	-
Zibo Mingtai	322,546	-
Zouping Jinwang	127,516	-
Dongying Fangyuan Copper	121,382	-
Zouping Huatong	-	28,970,051
Sun Liu James Po	95,782	-
Dongying Shengli Zhongya	-	7,458,218
Zouping Jinyuan	-	483,290
Zouping Regenerated Resources	77,213	-
Total Other Liabilities - Related Party	30,998,418	58,894,559

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

16. RELATED PARTY TRANSACTIONS (Continued)

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

17 . CONTINGENCIES AND COMMITMENTS

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

	Amount of Guarantee Granted	Property pledged to STJMC
	US$9,976,555	a 10,796-square-meter office building
	US$2,494,139	a 4,666-square-meter restaurant
	US$1,247,069	a 76,760-square-meter casting mill
Total	US$13,717,763

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

17. CONTINGENCIES AND COMMITMENTS (CONT’D)

A. Contingencies (Cont’d)

STJMC made substantial purchases during the year ending May 31, 2006 which, though verified, were not supported by the type of VAT invoices that are mandated for such transactions in PRC. It is noted that the tax authorities of PRC have broad discretion in matters that may arise in tax audits that are conducted from time to time. There is a risk that the tax authorities could decide at their discretion that these purchases are not allowable for tax deduction purposes and, in this event, the financial impact to the Company could be material. Neither the Company, the Sino Partner, nor its PRC based tax auditors know of any precedent for such action in PRC; however, such risk may exist. Further, the tax code does not specifically provide for this type of action.

B. Commitments

SQSS has commitments to various suppliers and contractors amounting to US$10,687,441 as at May 31, 2006. These outstanding commitments are contemplated to be funded by December 31, 2006. The fulfillment of these commitments will allow for the completion of the casting mill and strip line of the stainless steel mill.

18. INCOME TAXES

The Company did not incur income tax expense for the years ended May 31, 2006 and 2005. The difference between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended May 31, 2006 and 2005 was due primarily to the tax effect of the change in the valuation allowance.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The following is a summary of the Company’s deferred tax assets and liabilities arising from differences in financial statement and income tax bases for the following assets as of May 31, 2006:

Net operating loss carry forward:	$3,019,200

Deferred tax asset valuation allowance :	(3,019,200)

$-

At May 31, 2006 the Company has approximately $8,880,000 of unused federal net operating loss carry forwards, which expire from 2025 through 2026. A valuation allowance has been provided to reduce the deferred tax assets to zero, as realization is not likely. The Company may have tax filing obligations in Canada which is currently being evaluated.

The Company experienced a change in its business operations in the year ended May 31, 2005 and considers that net operating losses for years prior to that may not be allowed. Accordingly, those losses from years prior to May 31, 2005 are not included in the calculation of deferred tax assets. The increase in valuation allowance for the year ended May 31, 2006 was approximately $2,474,000.

	2006	2005

Expected tax benefit on United States losses	$2,474,000	$545,000

Increase in valuation allowance	(2,474,000)	(545,000)

	$-	$-

TERRA NOSTRA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2006 AND 2005

19 . SUBSEQUENT EVENTS – CONCLUDED LITIGATION

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

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           We conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of May 31, 2006 and 2005. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2006 and 2005 because of the material weaknesses discussed below.

Management’s Report on Internal Control over Financial Reporting

           Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

           All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

           Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2006 and 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following control deficiencies or combination of control deficiencies that constitute material weaknesses:

           Company-level controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

  Our control environment did not sufficiently promote effective internal control over financial reporting throughout our organizational structure, and this material weakness was a contributing factor to the other material weaknesses described in this Item 8a;

  We had inadequate risk assessment controls, including inadequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a material effect on financial reporting;

  There was inadequate communication from management to employees regarding the general importance of controls and employees duties and control responsibilities at both the parent and subsidiary levels. There was inadequate oversight of our two operating Joint Venture operations in order to ensure the application of internal controls was being effectively applied, and the necessity for such controls had been adequately explained and understood;

  We had inadequate monitoring controls, including inadequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are remediated timely;

  We had an inadequate number of trained finance and accounting personnel with appropriate expertise in U.S. generally accepted accounting principles. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed. Further in certain circumstances an understanding of application of US GAAP to certain transactions was not complete and therefore our financial statements omitted certain important footnote disclosures to help readers better understand our business operations;

  We had inadequate controls over our management information systems related to program changes, segregation of duties, and access controls;

  We had inadequate access and change controls over end-user computing spreadsheets. Specifically, our controls over the completeness, accuracy, validity and restricted access and review of certain spreadsheets used in the period-end financial statement preparation and reporting process were not designed appropriately or did not operate as designed.

  We had inadequate and untimely information flow between the Company and its subsidiaries and inadequate personal to manage the information.

          Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

          Inadequate reviews of adjusting journal entries, inter-corporate accounts, and consolidating entries. We had inadequate review procedures over consolidation work papers and adjusting journal entries as well as inter-corporate account transactions. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including consolidation spreadsheets and inter-corporate account analyses; b) management review of adjusting journal entries recorded during the financial statement preparation process and carry forward of such adjustments. These deficiencies resulted in the omission of a material inter-corporate entry, incorrect classification of certain accounts, the omission of a prior period adjusting entry and certain other clerical errors. These deficiencies resulted in a more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

          Because of the weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of the fiscal years ended May 31, 2006 and 2005.

          We are addressing the outstanding material weaknesses described above, as well as our control environment. We are seeking a qualified CFO in the first quarter of fiscal 2009. We also expect to undertake the following remediation efforts:

  Hire additional qualified personnel and other resources to strengthen the accounting, finance, and information technology components of our organization, including a Compliance officer, Information technology officer, and SEC reporting manager and an internal audit manager.

  Adopt administration, supervision, and review controls over inter-corporate entries and fiscal year end adjusting entries;

  Implement controls to ensure the periodic review of and changes to our end-user computing spreadsheets used in the period-end financial statement preparation and reporting process; and

  Implement a new system of internal controls at both the Company and subsidiary levels to include improved management information systems, risk assessment policies and financial statement closing processes.

          These specific actions are part of an overall program that we are currently developing in an effort to remediate the material weaknesses described above. We may not have sufficient time to implement our remediation plan before testing our internal control over financial reporting for the fiscal year ended 2007 or 2008.

Changes in Internal Control over Financial Reporting During the Fiscal Quarter Ended May 31, 2006

          During the fiscal quarter ended May 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting, other than those noted above.

Internal Control Enhancements Implemented During the Fiscal Year Ended May 31, 2006

          During the fiscal year ended May 31, 2006, there were no enhancements implemented to our internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following table sets forth the names and ages of all directors and executive officers of Terra Nostra as of the date of this report, indicating all positions and offices with Terra Nostra and its Subsidiaries held by each such person:

Name	Age	Position	Commence Service
Donald C. Nicholson	40	CEO and Member of the Board of Directors of Terra Nostra	2005/04/05
Jeff Reynolds	49	CFO and Treasurer of Terra Nostra	2005/06/22
George Chua	49	COO of Terra Nostra, Member of the Boards of Directors of SQSS and SJCC	2005/05/04
Don Burrell	52	Member of the Board of Directors of Terra Nostra	2005/04/05
Crystal Poe	25	Member of the Board of Directors of Terra Nostra	2005/05/04
Clarence Foo	Unk.	Member of the Board of Directors of Terra Nostra	2005/05/24
Felix Chung	48	Member of the Board of Directors of Terra Nostra	2006/04/04

The following represents each officer, director and beneficial owner of more than 10% of the Company’s securities who did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal years.

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Donald C Nicholson	CEO, Member of the Board of Directors	N/A	N/A	N/A
Jeff Reynolds	CFO	1/0	N/A	N/A
George Chua	COO	1/0	N/A	N/A
Don Burrell	Member of the Board of Directors	1/0	N/A	N/A
Crystal Poe	Member of the Board of Directors	1/0	N/A	N/A
Clarence Foo	Member of the Board of Directors	1/0	N/A	N/A
Felix Chung	Member of the Board of Directors	1/1	N/A	N/A
RTO Investments Corp	Over 10% b/o	1/1	N/A	N/A

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

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Fee	Bonus	Other Annual Compens ation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay- outs	All Other Compensa- tion
Donald C. Nicholson, CEO and Director	2005/06	$120,000	-0-	-0-	-0-	300,000	-0-	-0-
William Melvin, CEO and Director	2005/06	$55,000	-0-	-0-	-0-	-0-	-0-	-0-
William Melvin, CEO and Director	2004/05	$20,000	-0-	-0-	-0-	-0-	-0-	-0-
Regis Bosse, President and Director	2004/05	$50,000	-0-	-0-	-0-	-0-	-0-	-0-
Regis Bosse, President and Director	2003/04	$60,000	-0-	-0-	-0-	-0-	-0-	-0-
Jeff Reynolds, CFO	2005/06	$120,000	-0-	-0-	-0-	300,000	-0-	-0-
George Chua, COO	2005/06	$120,000	-0-	-0-	-0-	300,000	-0-	-0-

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

Title of	Beneficial Owner	Amount and Nature of Beneficial	% of Class
Class		Owner
Class A Common	George Chua, Chief Operating Officer of Terra Nostra, and member of the Boards of Directors of the Joint Venture Subsidiaries.	40,000 Class A common shares held directly, 300,000 options at $2.50 issued 31 May 2006 expiring 31 May 2007.	.69%

Class A Common	Felix Chung, Director of Terra Nostra	950,000 Class A common shares directly and 500,000 shares indirectly in the name of Diana Chung, 500,000 options directly at $2.50 issued 31 May 2006 expiring 31 May 2007, 500,000 warrants directly expiring Oct 31 2007 avg cost $3.50, and 500,000 warrants indirectly in the name of Diana Chung expiring 27 Feb 2008 avg cost $4.50.	5.82%

Class A Common	Clarence Foo, Director of Terra Nostra	8,000 Class A common shares held directly	0.01%

Class A Common	All Officers and Directors as a group	3,298,000 Class A Common shares, warrants, options	6.52%

Class A Common	RTO Investments Corp	25,000,000 Class A common shares held directly	50.8%

Class A Common	Crowborough Investments Ltd.	4,500,000 Class A common shares held directly	9.15%

Class A Common	Charnwood Green Ltd.	3,500,000 Class A common shares directly, 1,500,000 warrants directly expiring 27 Nov 2007 avg cost $3.50, 1,500,000 warrants directly expiring 30 May 2008 avg cost $3.50.	14.36%

Class A Common	Lai Kiat Hiung	3,550,000 Class A common shares directly, 800,000 warrants directly expiring 14 Jan 2008 avg cost $5.50, 1,000,000 warrants directly expiring 27 Feb 2008 avg cost $4.50, 1,500,000 warrants directly expiring 30 May 2008 avg cost $3.50, 50,000 warrants directly expiring 30 Sep 2008 avg cost $3.50, 300,000 options at $3.00 issued 31 Mar 2006 expiring 31 Mar 2007.	13.95%

Changes in Control

Not applicable

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

TERRA NOSTRA RESOURCES CORP.

By: _________________________________________
Name: Sun Liu James Po
Title: Principal Executive Officer, Member of the Board of Directors
Date: August 1, 2008

By: _________________________________________
Name: Donald Nicholson
Title: Principal Financial Officer and Principal Accounting Officer
Date: August 1, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the majority of the board of directors:

By: _________________________________________
Name: Donald C. Nicholson
Title: Principal Financial Officer and Principal Accounting Officer, Member of the Board of Directors
Date: August 1, 2008

By: _________________________________________
Name: Felix Chung
Title: Member of the Board of Directors
Date: August 1, 2008

By: _________________________________________
Name: Donald G. Burrell
Title: Member of the Board of Directors
Date: August 1, 2008

By: _________________________________________
Name: Michel Plante
Title: Member of the Board of Directors
Date: August 1, 2008

By: _________________________________________
Name: Sun Liu James Po
Title: Principal Executive Officer, Member of the Board of Directors
Date: August 1, 2008