Form 10KSB/A
period 2006-05-31
TERRA NOSTRA RESOURCES CORP.
filed 2008-08-06
CIK 1167370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Amendment No. 3

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

Transitional Small Business Disclosure Format (Check one): [   ]  Yes      [   ]  No

EXPLANATORY NOTE

          We are filing this Form 10-KSB/A No. 3 for the fiscal years ended May 31, 2006 and 2005 to include a signed and conformed signature page which was inadvertently omitted in our filing of the Form 10-KSB/A No. 2 on August 4, 2008.

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
Date: August 5, 2008

By: /s/ Donald Nicholson
Name: Donald Nicholson
Title: Principal Financial Officer and Principal Accounting Officer
Date: August 5, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the majority of the board of directors:

By: /s/ Donald C. Nicholson
Name: Donald C. Nicholson
Title: Principal Financial Officer and Principal Accounting Officer, Member of the Board of Directors
Date: August 5, 2008

By: /s/ Felix Chung
Name: Felix Chung
Title: Member of the Board of Directors
Date: August 5, 2008

By: /s/ Donald G. Burrell
Name: Donald G. Burrell
Title: Member of the Board of Directors
Date: August 5, 2008

By: /s/ Michel Plante
Name: Michel Plante
Title: Member of the Board of Directors
Date: August 5, 2008

By: /s/ Sun Liu James Po
Name: Sun Liu James Po
Title: Principal Executive Officer, Member of the Board of Directors
Date: August 5, 2008